Form 10-K
period 2003-11-30
CARNIVAL PLC; CARNIVAL CORP
filed 2004-02-25
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

 Commission File Number: 1-9610                 Commission File Number: 1-15136

      Carnival Corporation                               Carnival plc
  (Exact name of registrant as                   (Exact name of registrant as
    specified in its charter)                      specified in its charter)

       Republic of Panama                              England and Wales
 (State or other jurisdiction of               (State or other jurisdiction of
 incorporation or organization)                 incorporation or organization)

           59-1562976                                        none
        (I.R.S. Employer                               (I.R.S. Employer
       Identification No.)                            Identification No.)

      3655 N.W. 87th Avenue                  Carnival House, 5 Gainsford Street,
    Miami, Florida 33178-2428                   London SE1 2NE, United Kingdom
      (Address of principal                          (Address of principal
       executive offices)                             executive offices)
           (Zip code)                                     (Zip code)

         (305) 599-2600                               011 44 20 7940 5381
(Registrant's telephone number,                 (Registrant's telephone number,
      including area code)                           including area code)

 Securities registered pursuant                 Securities registered pursuant
  to Section 12(b) of the Act:                   to Section 12(b) of the Act:

                       Name of exchange on                                      Name of exchange on
Title of each class    which registered             Title of each class           which registered
-------------------    ----------------             -------------------           ----------------
   Common Stock         New York Stock       Ordinary Shares each represented      New York Stock
 ($.01 par value)       Exchange, Inc.         by American Depositary Shares       Exchange, Inc.
                                               ($1.66 stated value), Special
                                                  Voting Share, GBP 1.00
                                              par value and Trust Shares of
                                              beneficial interest in the P&O
                                                  Special Voting Trust

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the           The aggregate market value of the
voting and non-voting common equity         voting and non-voting common equity
held by non-affiliates computed by          held by non-affiliates computed by
reference to the price at which the         reference to the price at which the
common equity was last sold was             common equity was last sold was $4.7
$12.4 billion as of the last                billion as of the last business day
business day of the registrant's            of the registrant's most recently
most recently completed second              completed second fiscal quarter.
fiscal quarter.

At February 16, 2004, Carnival              At February 16, 2004, Carnival plc
Corporation had outstanding                 had outstanding 211,011,492 Ordinary
631,469,622 shares of its Common            Shares $1.66 stated value, one
Stock, $.01 par value.                      Special Voting Share, GBP 1.00 par
                                            value and 631,469,622 Trust Shares
                                            of beneficial interest in the P&O
                                            Special Voting Trust

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information described below and contained in the Registrants' 2003 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (b).  Market for Registrants' Common Equity and Related
                    Stockholder Matters - Market Information and Holders

Item 6.             Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

Item 8.             Financial Statements and Supplementary Data

      Portions of the Registrants' 2004 definitive proxy statement, to be filed with the Commission, are incorporated by reference into this joint Annual Report on Form 10-K under the items described below.

Part and Item of the Form 10-K

Part II

Item 5(d). Market for Registrants' Common Equity and Related Stockholders Matters - Securities Authorized for Issuance Under Equity Compensation Plans

Part III

Item 10.            Directors and Executive Officers of the Registrants

Item 11.            Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.            Certain Relationships and Related Transactions

Item 14.            Principal Accountant Fees and Services

                                     PART I

Item 1. Business

      A. General

      Carnival Corporation is a Panamanian corporation and Carnival plc (formerly known as P&O Princess Cruises plc) is incorporated in England and Wales. Together with their consolidated subsidiaries they are referred to collectively in this joint Annual Report on Form 10-K as Carnival Corporation & plc, "our," "us," and "we."

      On April 17, 2003, Carnival Corporation and Carnival plc completed a dual listed company ("DLC") transaction, which implemented Carnival Corporation & plc's DLC structure. The DLC transaction combined the businesses of Carnival Corporation and Carnival plc through a number of contracts and amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. Carnival Corporation and Carnival plc are both public companies, with separate stock exchange listings and their own shareholders. The two companies have a single executive management team and identical boards of directors and are operated as if they were a single economic enterprise. See Note 3, "DLC Transaction" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      We are the largest global cruise company and one of the largest vacation companies in the world. We have a portfolio of 12 of the world's most widely recognized cruise brands and are the leading provider of cruises to all major destinations outside the Far East. See Part I, Item 1. Business C. Cruise Operations for further information.

      As of February 15, 2004, a summary of the number of cruise ships we operate, by brand, their passenger capacity and the primary areas in which they are marketed is as follows:

           Cruise                    Number         Passenger                  Primary
           Brands               of Cruise Ships    Capacity (a)                Market
           ------               ---------------    ------------                ------
Carnival Cruise
  Lines ("CCL")                        20             43,446       North America
Princess Cruises
  ("Princess")                         11             19,880       North America
Holland America Line                   12             16,320       North America
Costa Cruises ("Costa")                10             15,570       Europe
P&O Cruises                             4              7,724       United Kingdom
AIDA                                    4              5,314       Germany
Cunard Line ("Cunard")                  3              5,078       United Kingdom/North America
Ocean Village                           1              1,602       United Kingdom
P&O Cruises Australia                   1              1,200       Australia
Swan Hellenic                           1                678       United Kingdom
Seabourn Cruise Line
  ("Seabourn")                          3                624       North America
Windstar Cruises ("Windstar")           3                604       North America
                                       --            -------
                                       73            118,040
                                       ==            =======

(a) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

      As of February 15, 2004, we had signed agreement with two shipyards providing for the construction of 10 additional cruise ships scheduled for delivery during the next two and a half years and one letter of intent for an additional 3,004-passenger vessel for expected delivery to Costa in the summer 2006. This will increase our passenger capacity by 28,894 lower berths, or 24.5%, compared to February 15, 2004. We have announced that two of our ships, the 1,214-passenger Noordam and the 668-passenger Caronia are scheduled to withdraw from our fleet in November 2004. However, it is possible that some more of our older ships may be sold or retired during the next three to four years, thus reducing the size of our fleet over this period. See Note 8, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for additional information regarding our ship commitments.

      In addition to our cruise operations, we operate two tour companies under the brand names Holland America Tours and Princess Tours, which primarily complement their respective cruise operations and own substantially all the assets noted below. These tour companies are the leading cruise/tour operators in the State of Alaska and the Canadian Yukon and currently, market and operate:

- 17 hotels or lodges in Alaska and the Canadian Yukon, with approximately 2,714 guest rooms;

- over 500 motorcoaches used for sightseeing and charters in the States of Washington and Alaska and in British Columbia, Canada and the Canadian Yukon;

- over 20 domed rail cars which are run on the Alaska Railroad between Anchorage and Fairbanks;

- two luxury dayboats offering tours to the glaciers of Alaska and the Yukon River; and

- sightseeing packages, or individual components of such packages, sold either separately or as part of our cruise/tour packages to our Alaska bound cruise passengers and to other vacationers.

      B. Risk Factors

      You should carefully consider the specific risk factors set forth below, as well as the other information contained or incorporated by reference in this joint Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. Some of the statements in this section and elsewhere in this joint Annual Report on Form 10-K are "forward-looking statements." For a discussion of those statements and of other factors to consider see the "Cautionary Note Concerning Factors That May Affect Future Results" below.

      (1)   We may lose business to competitors throughout the vacation market.

      We operate in the vacation market, and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other leisure options, including hotels, resorts and package holidays and tours.

      We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers. Our principal competitors include the companies listed in this joint Annual Report on Form 10-K under the caption, "Cruise Operations - Competition."

      In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial condition could be adversely affected.

      (2) The international political and economic climate and other world events affecting safety and security could adversely affect the demand for cruises and could harm our future sales and profitability.

      Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel, the international political climate and the political climate of destination countries. Events such as the terrorist attacks in the United States on September 11, 2001 and the threat of additional attacks, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry and may continue to do so in the future. Demand for cruises is also likely to be increasingly dependent on the underlying economic strength of the countries from which cruise companies source their passengers. Economic or political changes that reduce disposable income or consumer confidence in the countries from which we will source our passengers may affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

      (3) Overcapacity within the cruise and land-based vacation industry could have a negative impact on net revenue yields, increase operating costs, resulting in ship, goodwill and/or trademark asset impairments and could adversely affect profitability.

      Cruising capacity has grown in recent years and we expect it to continue to increase over the next two and a half years as all of the major cruise vacation companies are expected to introduce new ships. Over the past few years, our net revenue yields have been negatively impacted as a result of a variety of factors, including capacity increases (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13 to this joint Annual Report on Form 10-K.) In order to utilize new capacity, the cruise vacation industry will probably need to increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, which also will impact us. Failure of the cruise vacation industry to increase its share of the overall vacation market is one of a number of factors that could have a negative impact on our net revenue yields. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and/or trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew at competitive costs and, therefore, increase our shipboard employee costs.

      (4) Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain additional financing, if necessary, at a cost that is favorable or that meets our expectations.

      Our forecasted cash flow from future operations may be adversely affected by various factors, including, but not limited to, declines in customer demand, increased competition, overcapacity, the deterioration in general economic and business conditions, terrorist attacks, ship incidents, adverse publicity and increases in fuel prices, as well as other factors noted under these risk factors and under the "Cautionary Note Concerning Factors That May Affect Future Results" section below. To the extent that we are required, or choose, to fund future cash requirements, including future shipbuilding commitments, from sources other than cash flow from operations, cash on hand and current external sources of liquidity, including committed financings, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.

      Our access to financing will depend on, among other things, the maintenance of strong long-term credit ratings. Carnival Corporation and Carnival plc's senior, unsecured long-term debt ratings are "A3" by Moody's, "A-" by Standard & Poor's and "A-" by Fitch Ratings. Carnival Corporation's short-term corporate credit ratings are "Prime-2" by Moody's, "A-2" by Standard & Poor's and "F2" by Fitch Ratings.

      (5) Accidents and other incidents or adverse publicity concerning the cruise industry or us could affect our reputation and harm our future sales and profitability.

      The operation of cruise ships involves the risk of accidents, passenger and crew illnesses, mechanical failures and other incidents at sea or while in port, which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance. Incidents involving passenger cruise ships could occur and could adversely affect future sales and profitability. In addition, adverse publicity concerning the vacation industry in general or the cruise industry or us in particular could impact demand and, consequently, have an adverse affect on our profitability.

      (6) Our operating, financing and tax costs are subject to many economic and political factors that are beyond our control, which could result in increases in our operating, financing and tax costs.

      Some of our operating costs, including fuel, food, insurance, payroll and security costs, are subject to increases because of market forces, economic instability or political instability or decisions beyond our control. In addition, interest rates, currency fluctuations and our ability to obtain debt or equity financing are dependent on many economic and political factors. Actions by U.S. and non-U.S. taxing jurisdictions could also cause an increase in our costs. Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases of our cruise vacations.

      (7) Environmental legislation and regulations could affect operations and increase our operating costs.

      Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Environmental Protection Agency is considering new laws and rules to manage cruise ship waste. In addition, various state regulatory agencies in Alaska, California, Florida and elsewhere are also considering new regulations, which could adversely impact the cruise industry.

      Alaskan authorities are currently investigating an incident that occurred in August 2002 onboard Holland America's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers and crew have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska, requesting that they appear before the grand jury. If the investigation results in charges being filed, a judgement could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit Holland America Line's operations in Alaska's Glacier Bay National Park and Preserve during the period of debarment. See Part 1, Item 3. Legal Proceedings and Note 9, "Contingencies - Litigation" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      In addition, pursuant to a settlement with the U.S. government in April 2002, Carnival Corporation pled guilty to certain environmental violations. Carnival Corporation was sentenced under a plea agreement pursuant to which Carnival Corporation paid fines in fiscal 2002 totaling $18 million to the U.S. government and other parties. Carnival Corporation was also placed on probation for a term of five years. Under the terms of the probation, any future violation of environmental laws by Carnival Corporation may be deemed a violation of probation. In addition, Carnival Corporation was required as a special term of probation to develop, implement and enforce a worldwide environmental compliance program, which probation is also applicable to Carnival plc. We have implemented the environmental compliance program at Carnival Corporation and are in the process of implementing it at Carnival plc and expect to incur approximately $5 million in additional 2004 annual environmental compliance costs compared to 2003 as a result of the program.

      Our costs of complying with current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could increase the cost of compliance or otherwise materially adversely affect our business, results of operations and/or financial condition.

      (8) New regulation of health, safety, security and other regulatory issues could increase our operating costs and adversely affect net income.

      We are subject to various international, national, state and local health, safety and security laws, regulations and treaties. The International Maritime Organization, sometimes referred to as the IMO, which operates under the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea, sometimes referred to as SOLAS, which is applicable to all of our ships. Generally SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety and security.

      In addition, ships that call on U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with SOLAS and by the U.S. Public Health Service for sanitary standards. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit. Finally, the U.S. Congress recently enacted the Maritime Transportation Security Act of 2002 which implemented a number of security measures at U.S. ports, including measures that relate to foreign flagged vessels calling at U.S. ports.

      We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities both in the U.S. and elsewhere. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.

      (9) Delays in ship construction and problems encountered at shipyards could reduce our profitability.

      The construction of cruise ships is a complex process and involves risks similar to those encountered in other sophisticated construction projects, including delays in completion and delivery. In addition, industrial actions and insolvency or financial problems of the shipyards building our ships could also delay or prevent the delivery of our ships under construction. These events could adversely affect our profitability. However, the impact from a delay in delivery could be mitigated by contractual provisions and refund guarantees obtained by us.

      In addition, as of February 15, 2004, we have entered into forward foreign currency contracts to fix the cost in U.S. dollars of five of our foreign currency denominated shipbuilding contracts. If the shipyard with which we have contracted is unable to perform under the related contract, the foreign currency forward contract related to the shipyard's shipbuilding contract would still have to be honored. This might require us to realize a loss on an existing contract without having the ability to have an offsetting gain on our foreign currency denominated shipbuilding contract, thus resulting in an adverse effect on our financial results.

      (10) The lack of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

      We believe that attractive port destinations, including ports that are not overly congested with tourists, are major reasons why our customers choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local governmental regulations and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain and increase our ports of call could adversely affect our net revenue yields and net income.

      (11) The structure of the DLC transaction involves risks not associated with the more common ways of combining the operations of two companies and these risks may have an adverse effect on the economic performance of the companies and/or their respective share prices.

      The DLC structure is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of effecting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In the DLC transaction, the combination was effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC structures and establish legal precedents that could increase the risk of a successful challenge to the DLC transaction. We are maintaining two separate public companies and comply with both Panamanian corporate law and English company laws and different securities and other regulatory and stock exchange requirements in the UK and the U.S. This structure requires more administrative time and cost than was the case for each company individually, which may have an adverse effect on our operating efficiency.

      (12) Changes under the Internal Revenue Code, applicable U.S. income tax treaties, and the uncertainty of the DLC structure under the Internal Revenue Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income. In addition, changes in the UK, Italian, German and Australian income tax laws or regulations could also adversely affect our net income.

      We believe that substantially all of the U.S. source shipping income of each of Carnival Corporation and Carnival plc qualifies for exemption from U.S. federal income tax, either under:

      -     Section 883 of the Internal Revenue Code;

      - as appropriate in the case of Carnival plc and its UK resident subsidiaries, the U.S.-UK Income Tax Treaty that entered into force on April 25, 1980, which is referred to below as the "old U.S.-UK treaty", and, when applicable, the new U.S.-UK Income Tax Treaty that entered into force on March 31, 2003, which is referred to below as the "new U.S.-UK treaty"; or

      -     other applicable U.S. income tax treaties,

and should continue to so qualify now that the DLC transaction has been completed. There is, however, no existing U.S. federal income tax authority that directly addresses the tax consequences of implementation of a dual listed company structure such as the DLC structure for purposes of Section 883 or any other provision of the Internal Revenue Code or any income tax treaty and, consequently, the matters discussed above are not free from doubt.

      Under recently finalized regulations, the scope of income that is considered shipping income under Section 883 has been narrowed but, because the regulations are new, the scope of income that will not qualify for exemption under Section 883 is not clear. The provisions of Section 883 and the Regulations under Section 883 are subject to change at any time. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares and/or Carnival plc shares on their respective exchanges or with respect to the identity, residence, or holdings of Carnival Corporation's and/or Carnival plc's direct or indirect shareholders that could affect the eligibility of Carnival Corporation and its subsidiaries and/or certain members of the group consisting of Carnival plc, its subsidiaries and its subsidiary undertakings, which are otherwise eligible for the benefits of Section 883 to qualify for the benefits of the Section 883 exemption. Accordingly, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries and/or certain members of the group consisting of Carnival plc, its subsidiaries and its subsidiary undertakings whose tax exemption is based on Section 883 may lose this exemption. If any such corporation were not entitled to the benefits of Section 883, it would become subject to U.S. federal income taxation on a portion of its income, which would reduce the net profits of such corporation.

      Carnival plc's UK, German and Australian operations are entered into the UK tonnage tax regime, whereby UK corporation tax is payable based on shipping profits calculated by reference to the net tonnage of qualifying vessels. Costa is subject to Italian tax law, which exempts a large portion of its shipping income from Italian income tax. If these countries tax laws or regulations were to change in a manner adverse to these operations, our net income could be adversely affected.

      See Part I, Item 1. Business, H. Taxation for additional information.

      (13) A small group of shareholders collectively owned, as of February 15, 2004, approximately 32% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

      A group of shareholders, consisting of some members of the Arison family, including Micky Arison, and trusts established for their benefit, beneficially owned, approximately 42% of the outstanding common stock of Carnival Corporation, which shares represented sufficient shares entitled to constitute a quorum at shareholder meetings and to cast approximately 32% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least to influence substantially, the outcome of shareholder votes and, therefore, the corporate actions requiring such votes.

      (14) Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

      Carnival Corporation's corporate affairs are governed by its third amended and restated articles of incorporation and amended and restated by-laws and by the corporate laws of Panama. Carnival plc is governed by its Articles of Association and Memorandum of Association and is organized under laws of England and Wales. The corporate laws of Panama and England and Wales may differ in some respects from the corporate laws in the U.S.

      (15) Provisions in Carnival Corporation's constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider in their best interests.

      Carnival Corporation's amended articles of incorporation and by-laws contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that our shareholders consider to be in their best interests. For instance, these provisions may prevent our shareholders from receiving a premium to the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

      Specifically, Carnival Corporation's articles of incorporation contain provisions that prevent third parties, other than the Arison family and trusts established for their benefit, from acquiring beneficial ownership of more than 4.9 percent of its outstanding shares without the consent of our board of directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares. For a description of the reasons for the provisions see Part I, Item 1. Business, I. - Taxation- Application of
Section 883 of the Internal Revenue Code.

      Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this joint Annual Report on Form 10-K are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including certain statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the U.S. Securities Act of 1933, as amended, and
Section 21E of the U.S. Securities Exchange Act of 1934, as amended. You can find many but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Annual Report on Form 10-K. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, cost per available lower berth day, estimates of ship depreciable lives and residual values, outlook or business prospects.

      Our risks are identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Note Concerning Factors That May Affect Future Results" in Exhibit 13 to this joint Annual Report on Form 10-K and in other risks as detailed in the section above entitled "Risk Factors." These sections contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

      Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this joint Annual Report on Form 10-K, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

      C. Cruise Operations

      The multi-night cruise industry is a small part of the overall global vacation market. We estimate that the global cruise industry carried more than 10 million passengers in 2003. The principal sources for cruise passengers are North America, Europe, Asia/South Pacific including Australia, and South America. We source our passengers principally from North America, the largest cruise sector in the world and, to a lesser extent, from Europe. A small percentage of our passengers are sourced from South America and Asia/South Pacific. See Note 13, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for additional information regarding our U.S. and foreign assets and revenues.

      Industry Background

      The cruise industry is still growing and continues to remain only a small percentage of the wider global holiday market in which cruise vacation operators compete for disposable income normally spent by consumers on vacations. In the
U. S., for example, only approximately 15 percent of the population has ever cruised. In addition, cruising in North America has grown by 8.6 percent annually since 1997, increasingly drawing consumers from other vacation alternatives. In Europe, where employees generally enjoy two to three times more vacation days than North Americans, cruise vacations have on average grown 9.9 percent per year since 1997. In addition, the number of Europeans who have selected cruising as their holiday alternative has risen by 60.5 percent since 1997.

      Outside North America, the principal sources of passengers for the industry, excluding the Far East, are the UK, Italy, Germany, France, Australia, Spain, Switzerland and Brazil. In all of these areas, cruising represents a smaller proportion of the overall vacation market than it does in North America but, based on industry data, is generally experiencing higher growth rates.

      Cruising offers a broad range of products to suit vacationing customers of many ages, backgrounds and interests. Cruise brands can be broadly divided into the contemporary, premium and luxury segments. We have significant product offerings in each of these segments. The contemporary segment is the largest segment and typically includes cruises that last seven days or less, have a more casual ambience and are less expensive than premium or luxury cruises. The premium segment is smaller than the contemporary segment and typically includes cruises that last from seven to 14 days. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries and the average pricing on these cruises is typically higher than those in the contemporary segment. The luxury segment is the smallest segment and is typically characterized by smaller vessel size, very high standards of accommodation and service, and generally with higher prices than the premium segment. Notwithstanding these marketing segment classifications, there is overlap and competition among cruise segments.

      We are a provider of cruise vacations in most of the largest vacation markets in the world: North America, the UK, Germany, southern Europe and South America. Our mission is "to deliver exceptional vacation experiences through the world's best-known cruise brands that cater to a variety of different lifestyles and budgets, all at an outstanding value unrivalled on land or at sea." A brief description of the principal vacation regions in which we operate and our brands that serve these regions is as follows:

      North America

      The largest cruise vacation market in the world is North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. According to G. P. Wild (International) Ltd. ("G. P. Wild"), approximately 7.6 million North American sourced cruise passengers took cruise vacations for two consecutive nights or more in 2002. This sector has grown significantly in recent years as new capacity has been introduced.

      The principal itineraries visited by North American cruise passengers in 2003 were the Caribbean, Bahamas, Mexico and Alaska. In addition, North American cruise passengers visited Europe, the Mediterranean, Bermuda, New England and Canada, the Panama Canal and other exotic locations, including South America, Africa, the South Pacific, the Orient and India.

      Based on the number of ships that are currently on order worldwide and scheduled for delivery between 2004 and 2006, we expect that the net capacity serving North American consumers will increase significantly, most notably in 2004. Our projections indicate that by the end of 2004, 2005 and 2006, North America will be served by 153, 156 and 160 ships, respectively, having an aggregate passenger capacity of approximately 192,000, 198,000 and 209,000 lower berths, respectively. At the end of 2003, North America was served by 146 ships, having an aggregate passenger capacity of approximately 173,000 lower berths. These figures include some ships that are expected to be marketed in North America and elsewhere. Our estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships' passengers are predominantly sourced and, accordingly, could indicate a higher percentage growth in North American capacity than will actually occur. Nonetheless, we expect that net capacity serving North American-sourced cruise passengers will increase over the next several years.

      We serve the North American cruise sector principally through our CCL, Princess, Holland America Line, Cunard, Seabourn and Windstar brands.

      CCL has 20 ships operating in the contemporary sector, with two additional ships expected to begin service in fiscal 2005. CCL is the number one cruise brand in North America, and is well-known as the "Fun Ships", which we believe captures the essence of the brand. CCL carries the largest number of North American cruise passengers and has increasingly been offering new homeport locations to stimulate demand by enabling its guests to lower the price of their cruise vacation, by reducing or eliminating the cost of travel to the port. All the CCL ships were designed by and built for CCL, including five that are among the world's largest, the Carnival Glory, the Carnival Conquest, the Carnival Victory, the Carnival Triumph and the Carnival Destiny. In addition, CCL's four "Spirit" class ships, the Carnival Spirit, the Carnival Pride, the Carnival Legend and the Carnival Miracle have 80% outside cabins, with 80% of those outside cabins having balconies.

Eighteen of the CCL ships operate to destinations in the Bahamas or the Caribbean during all or a portion of the year and two CCL ships call on ports on the Mexican Riviera year round. CCL ships also offer cruises to Alaska, Bermuda, Canada, New England, the Hawaiian Islands and the Panama Canal, with most cruises ranging from three to seven days.

      As of February 15, 2004, Princess, whose brand name was made famous by the "Love Boat" television show, was operating 11 ships in the contemporary/premium sector, with three additional ships expected to begin service in fiscal 2004 and one new ship scheduled for delivery in fiscal 2006. Most cruises range from seven to 14 days in length, with some up to 30 days, and destinations include Alaska, Europe, the Caribbean, the Panama Canal, Mexican Riviera, the South Pacific, South America, Hawaiian Islands, Asia and Canada/New England. Princess also operates a private destination port-of-call known as Princess Cay on the Bahamian Island of Eleuthera, which features retail outlets, water sports, beach and sports facilities, restaurants, bars and other amenities. Princess' fleet was designed with Personal Choice in mind, with numerous options and features, including intimately designed spaces, spacious staterooms and Princess' trademark private balconies.

      In 2004, Holland America Line's fleet of 13, five-star, premium ships will offer nearly 500 sailings from 15 North American home ports, including new departures from Norfolk, Virginia; Baltimore, Maryland; and Boston, Massachusetts. Recent additions to the fleet include the 1,848-passenger sister ships, ms Zuiderdam and ms Oosterdam. In April 2004, the third ship in that series, ms Westerdam is expected to join the fleet. The fleet will visit all seven continents in 2004, while increasing the number of cruises to popular destinations such as Alaska, the Caribbean, Europe and Canada/New England. Cruise lengths vary from seven to over 100 days. Most Holland America Line sailings in the Caribbean visit a private island destination known as Half Moon Cay, a private island owned by Holland America Line.

      As a premium category cruise leader, Holland America Line is investing $225 million in the Signature of Excellence initiative to provide product and service enhancements to its fleet. The enhancements will focus on five areas central to the Holland America Line guest experience: spacious, elegant ships and accommodations; sophisticated five-star dining, gracious, unobtrusive service; extensive enrichment programs and activities; and compelling worldwide itineraries. Enhancements, and in some cases construction build-outs, have been started and are expected to be substantially completed by the end of 2005.

      Windstar Cruises operates three motor-sail yachts known for their casually elegant atmosphere. In 2004, Windstar Cruises will offer sailings in the Caribbean, Europe and Tahiti. Renowned for offering a luxury cruise experience that is "180 Degrees from Ordinary," a high-percentage of return guests attests to the appeal of Windstar's casual ambiance of resort-style attire, innovative cuisine and wine selections, open restaurant-style seating, attentive service, exotic destinations and complimentary water sports.

      The three Seabourn ships (the "Yachts of Seabourn") focus on personalized service and quality cuisine aboard their intimately sized all-suite ships. The Yachts of Seabourn serve the luxury sector and are primarily marketed in North America. These ships concentrate their operations around Europe, Asia and the Americas with cruises generally in the seven to 14 day range.

      Europe

      We estimate that Europe is the largest leisure travel vacation market, but cruising in Europe has achieved a much lower penetration rate than in North America. According to G. P. Wild approximately 2.3 million European-sourced passengers took cruise vacations in 2002 compared to approximately 7.6 million North American sourced-passengers. The number of European cruise passengers increased by a compound annual growth rate of approximately 9.9% between 1997 and 2002. We believe that cruising represents less than 2% of the European vacation market. Therefore, we believe that the European market represents a significant growth opportunity for us and we expect that a number of new or existing ships will be introduced into Europe over the next several years.

      Our projections indicate that by the end of 2004, 2005 and 2006, Europe will be served by 117, 118 and 119 ships, respectively, having an aggregate passenger capacity of approximately 91,000, 93,000 and 96,000 lower berths, respectively. At the end of 2003, Europe was served by 112 ships, having an aggregate passenger capacity of approximately 86,000 lower berths.

            UK

      The UK is the single largest country from which cruise passengers are sourced in Europe. According to G. P. Wild, approximately 0.8 million UK passengers took cruises in 2002. Cruising was relatively underdeveloped as a vacation option for the UK consumers until the mid-1990s, but since then the UK has been one of the fastest growing regions in the world. The number of UK cruise passengers increased by a compound annual growth rate of approximately 9.7% between 1997 and 2002. The main destination for UK cruise passengers is the Mediterranean. Other popular destinations for UK cruise passengers include the Caribbean, the Atlantic Islands, including the Canary Islands and the Azores, and Scandinavia.

      We serve the UK cruise sector principally through our P&O Cruises, Ocean Village, Cunard, and Swan Hellenic brands, although our larger North American brands and Costa also source passengers from the UK.

      P&O Cruises is the largest cruise operator and best known cruise brand in the UK, with four premium sector ships, with an average age of five years at November 30, 2003. These ships cruise to over 180 destinations in more than 75 countries, with most cruises ranging from 12 to 16 days. These ships, which are relatively new compared to the ships that are more typically marketed in the UK, have enabled P&O Cruises to continue to offer a more modern style of cruising to UK cruise passengers and increase their appeal to younger and family passengers, while retaining older and more traditional British customers. The ships have a wide choice of dining and entertainment options and offer a welcoming atmosphere, with an emphasis on the attributes of "Britishness," "professionalism," and "style." P&O Cruises offers cruises to the Mediterranean, the Atlantic Islands, the Baltic, the Norwegian Fjords, the Caribbean and around the world voyages.

      Under the Cunard brand, which is one of the most widely recognized brands in the UK, we operate three ships in the premium/luxury sectors, which are primarily marketed in the UK, North America, Germany and Australia. Cunard's new flagship, the Queen Mary 2 was delivered in December 2003 and is the largest ocean liner in the world. She is taking over the northern transatlantic crossing route, which was previously operated by the Queen Elizabeth 2 ("QE2"), Cunard's former flagship. The QE2 will continue her world cruises before being based in Southampton, England, primarily to serve the UK region. Cunard's third ship, the Caronia, is also homeported in Southampton, England, and will continue to service the UK region until its charter ends in November 2004. Cunard expects to take delivery of its next new ship, the Queen Victoria, in 2005. Cunard's ships offer cruises to worldwide destinations, with many of the cruises ranging generally between six and 26 days.

      The Ocean Village brand was launched in spring 2003 and consists of one ship serving the UK contemporary sector. This brand targets a young and active customer base and its cruise product emphasizes informality, health and well-being. The Ocean Village ship offers one or two week cruises, together with cruise and stay holidays, and operates out of Palma, Majorca in the Mediterranean during the summer season and from Barbados in the Caribbean during the winter season.

      Swan Hellenic's Minerva II operates a program of premium discovery cruises. The product is intended to appeal to passengers seeking to discover more about the destinations they are visiting. In the summer season, the itineraries are focused in the Mediterranean, the Black Sea, the Baltic and around Great Britain. Winter cruise destinations alternate between Central and South America and the Far East.

            Southern Europe

      The main regions in southern Europe for sourcing cruise passengers are Italy, France and Spain. Together, these countries generated approximately 0.8 million cruise passengers in 2002. Cruising in Italy, France and Spain exhibited a compound annual growth rate in the number of passengers carried of approximately 14.7% between 1997 and 2002. We believe that these regions are also relatively underdeveloped for the cruise industry. We intend to increase our penetration in southern Europe through Costa, the largest and one of the most recognized cruise brands marketed in Europe.

      Costa's ten contemporary ships operate in Europe during the spring to fall. During the fall to spring, Costa repositions most of its ships to the Caribbean and South America. Costa serves the contemporary sector and is the number one cruise line in continental Europe based on passengers carried and capacity of its ships, principally serving customers in Italy, France, Germany and Spain. Costa expects to take delivery of two new ships, one in 2004 and one in 2006. The Costa ships call on 120 European ports with 44 different itineraries and to various other ports in the Caribbean and South America, with most cruises ranging from seven to 14 days.

            Germany

      Germany is one of the largest sources for cruise passengers in continental Europe with approximately 0.4 million cruise passengers in 2002. Germany exhibited a compound annual growth rate in the number of cruise passengers carried of approximately 8.6% between 1997 and 2002. We believe that Germany is also an underdeveloped region for the cruise industry. The main destinations visited by German cruise passengers are the Mediterranean and the Caribbean. Other popular destinations for German cruise passengers include Scandinavia and the Atlantic Islands.

      We serve the German market through our Aida brand and a Costa ship, the Costa Marina, which has been dedicated exclusively to the German market since 2002.

      Aida is the best-known cruise brand in the fast-growing German cruise industry, and offers a "club cruising" style that has an emphasis on lifestyle, informality, friendliness and activity. Spa areas and high quality but informal dining options characterize the experience onboard the vessels. Aida's four contemporary ships primarily offer seven day trips that allow guests to easily book back-to-back cruise vacations. During the summer the ships sail in the Mediterranean and Baltic Sea, calling on approximately 70 ports, while itineraries for the winter include the Caribbean, Asia and the Atlantic Islands.

            Australia

      Cruising in Australia is relatively well established but still developing. We estimate that approximately 155 thousand Australians took cruise vacations in 2002. We expect to serve this region primarily through P&O Cruises Australia, which is the leading cruise line in Australia.

      P&O Cruises Australia is a cruise brand that caters specifically to Australians. Its contemporary product, the Pacific Sky, offers seven to 14 day cruises from Sydney to Vanuatu, New Caledonia, Fiji, and New Zealand. The Pacific Sky is the only ship deployed full-time in Australia by the major cruise lines. The Pacific Princess operates for half the year as part of P&O Cruises Australia and offers a premium cruise product from Sydney to French New Caledonia and elsewhere in the South Pacific.

      In the fall of 2004, the 1,486-passenger Carnival Jubilee will be transferred to P&O Cruises Australia and renamed the Pacific Sun, thereby more than doubling this line's dedicated year-round passenger capacity.

            South America

      Cruise vacations have been marketed in South America for many years, although cruising as a vacation alternative remains in an early stage of development in the region. Cruises from South America typically occur during the southern hemisphere summer months of November through March, and are primarily seven to nine days in duration. Our presence is primarily represented through the Costa brand, which currently operates two vessels in this region, Costa Allegra and Costa Tropicale, offering approximately 1,828 lower berths.

      Ship Information

Summary information of our ships as of February 15, 2004 is as follows:

                                                       CALENDAR
                                                         YEAR         PASSENGER
              BRAND AND SHIP            REGISTRY       DELIVERED       CAPACITY
              --------------            --------       ---------       --------

              CCL
              Carnival Miracle           Panama           2004           2,124
              Carnival Glory             Panama           2003           2,974
              Carnival Conquest          Panama           2002           2,974
              Carnival Legend            Panama           2002           2,124
              Carnival Pride             Panama           2001           2,124

                                                        CALENDAR
                                                          YEAR         PASSENGER
              BRAND AND SHIP            REGISTRY        DELIVERED       CAPACITY
              --------------            --------        ---------       --------

              Carnival Spirit            Panama           2001           2,124
              Carnival Victory           Panama           2000           2,758
              Carnival Triumph           Bahamas          1999           2,758
              Paradise                   Panama           1998           2,052
              Elation                    Panama           1998           2,052
              Carnival Destiny           Bahamas          1996           2,642
              Inspiration                Bahamas          1996           2,052
              Imagination                Bahamas          1995           2,052
              Fascination                Bahamas          1994           2,052
              Sensation                  Bahamas          1993           2,052
              Ecstasy                    Panama           1991           2,052
              Fantasy                    Panama           1990           2,056
              Celebration                Panama           1987           1,486
              Jubilee (1)                Bahamas          1986           1,486
              Holiday                    Bahamas          1985           1,452
                                                                        ------
                Total CCL                                               43,446
                                                                        ------

              Princess
              Island Princess            Bermuda          2003           1,970
              Coral Princess             Bermuda          2002           1,974
              Star Princess              Bermuda          2002           2,598
              Golden Princess            Bermuda          2001           2,598
              Tahitian Princess          Gibraltar        1999             668
              Pacific Princess (2)       Gibraltar        1999             668
              Grand Princess             Bermuda          1998           2,592
              Dawn Princess              UK               1997           1,998
              Sun Princess               UK               1995           2,022
              Regal Princess             UK               1991           1,596
              Royal Princess             UK               1984           1,196
                                                                        ------
                Total Princess                                          19,880
                                                                        ------

              Holland America Line
              Oosterdam                  Netherlands      2003           1,848
              Zuiderdam                  Netherlands      2002           1,848
              Zaandam                    Netherlands      2000           1,440
              Amsterdam                  Netherlands      2000           1,380
              Volendam                   Netherlands      1999           1,440
              Rotterdam                  Netherlands      1997           1,316
              Veendam                    Bahamas          1996           1,266
              Ryndam                     Netherlands      1994           1,258
              Maasdam                    Netherlands      1993           1,258
              Statendam                  Netherlands      1993           1,258
              Prinsendam                 Netherlands      1988             794
              Noordam(3)                 Netherlands      1984           1,214
                                                                        ------
                Total Holland America Line                              16,320
                                                                        ------

              Costa
              Costa Fortuna              Italy            2003           2,702
              Costa Mediterranea         Italy            2003           2,114
              Costa Atlantica            Italy            2000           2,114
              Costa Victoria             Italy            1996           1,928
              Costa Romantica            Italy            1993           1,344
              Costa Allegra              Italy            1992             806
              Costa Classica             Italy            1991           1,302
              Costa Marina               Italy            1990             762
              Costa Europa               Italy            1986           1,476
              Costa Tropicale            Italy            1982           1,022
                                                                        ------
                Total Costa                                             15,570
                                                                        ------

              P&O Cruises
              Oceana                     UK               2000           2,016
              Aurora                     UK               2000           1,870
              Adonia                     UK               1998           2,016
              Oriana                     UK               1995           1,822
                                                                        ------
                Total P&O Cruises                                        7,724
                                                                        ------

                                                        CALENDAR
                                                          YEAR         PASSENGER
              BRAND AND SHIP           REGISTRY         DELIVERED       CAPACITY
              --------------           --------         ---------       --------

              AIDA
              AIDAaura                   UK               2003           1,266
              AIDAvita                   UK               2002           1,266
              AIDAcara                   UK               1996           1,186
              A'ROSA Blu (4)             UK               1990           1,596
                                                                         -----
                Total AIDA                                               5,314
                                                                         -----

              Cunard
              Queen Mary 2               UK               2003           2,620
              Caronia (5)                UK               1973             668
              QE2                        UK               1969           1,790
                                                                        ------
                Total Cunard                                             5,078
                                                                        ------

              Ocean Village
              Ocean Village              UK               1989           1,602

              P&O Cruises Australia
              Pacific Sky                UK               1984           1,200

              Swan Hellenic
              Minerva II(6)        Republic of the
                                   Marshall Islands       2001             678
              Seabourn
              Seabourn Legend            Bahamas          1992             208
              Seabourn Spirit            Bahamas          1989             208
              Seabourn Pride             Bahamas          1988             208
                                                                       -------
                Total Seabourn                                             624
                                                                       -------

              Windstar
              Wind Surf                  Bahamas          1990             308
              Wind Spirit                Bahamas          1988             148
              Wind Star                  Bahamas          1986             148
                                                                       -------
                Total Windstar                                             604
                                                                       -------

                Total                                                  118,040
                                                                       =======

(1) The Jubilee is expected to transfer to P&O Cruises Australia in the fall of 2004 and be renamed the Pacific Sun.

(2) The Pacific Princess, which is only included in Princess' capacity, operates on a split deployment between Princess and P&O Cruises Australia.

(3) The Noordam was recently bareboat chartered under a long-term agreement, but will continue to be operated by Holland America Line through November 12, 2004.

(4) The A'ROSA Blu is transferring to AIDA in the spring of 2004 and will be renamed the AIDAblu. The A'ROSA brand name and its three river boats, which are not included above, were sold for their net book value in December 2003 to an entity controlled by a former director of P&O Princess Cruises plc.

(5) The Caronia was sold in May 2003 and is being chartered back for use by Cunard until November 2004.

(6) The Minerva II is operated by Swan Hellenic pursuant to a bareboat charter agreement that expires in 2006.

      Characteristics of the Cruise Vacation Industry

            Strong Growth

      Cruise vacations have experienced significant growth in recent years. The number of new cruise ships currently on order from shipyards indicates that the growth in cruise capacity is set to continue for a number of years, most notably in 2004. In order to fill up this new capacity, continued growth in demand across the industry, particularly in North America, will be required. Given the historical growth rate of cruising and the relative low penetration levels in major vacation regions, we believe that there are significant areas for growth. However, for the past few years there has been pressure on cruise pricing, which we believe is ultimately the result of, among other things, various adverse international geopolitical and economic conditions and events, such as terrorism, higher unemployment, the Iraqi war, and the risk of other armed conflicts, adverse publicity, increases in new cruise ship capacity, ship incidents, and competition from cruise ship and other vacation alternatives.

            Wide Appeal of Cruising

      Cruising appeals to a broad demographic range. Industry surveys estimate that the principal passengers for cruising in North America (defined as households with income of $40,000 or more headed by a person who is at least 25 years old) now comprise approximately 128 million people. About half of these individuals have expressed an interest in taking a cruise as a vacation alternative. According to a survey by G.P. Wild, approximately 72 percent of cruise passengers are over the age of forty. The growth of this segment of the population is expected to increase by 30 percent between 2000 and 2010 based on a study by The World Bank. Accordingly, we believe the cruise industry is well-positioned to take advantage of these favorable demographic trends.

            Relatively Low Penetration Levels

      North America has the highest cruising penetration rates per capita. Nevertheless, the Cruise Lines International Association, or CLIA, a leading trade group, estimates that only approximately 15% of the U.S. population has ever taken a cruise. In the UK, where there has been significant expansion in the number of cruise passengers carried over the last five years, cruising penetration levels per capita are only approximately three-fifths of those of North America. In the principal vacation regions in continental Europe, cruising penetration levels per capita are approximately one-fifth of those in North America. Elsewhere in the world cruising is at an early stage of development and has far lower penetration rates.

            Satisfaction Rates

      Cruise passengers tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. We believe that a substantial number of cruise passengers think the value of their cruise vacation experience is as good as, or better than, the value of other comparable vacation alternatives.

      Passengers, Capacity and Occupancy

      Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows (1):

            FISCAL          CRUISE          PASSENGER
             YEAR         PASSENGERS        CAPACITY       OCCUPANCY(2)
             ----         ----------        ---------      ------------
             1999          2,366,000          43,810          104.3%
             2000          2,669,000          48,196          105.4%
             2001          3,385,000          58,346          104.7%
             2002          3,549,000          67,282          105.2%
             2003          5,156,000         113,296          103.4%

(1) Information presented is as of the end of our fiscal year for passenger capacity. Costa's information is only included subsequent to 2000 and Carnival plc's information is only included since April 17, 2003, the period subsequent to the DLC transaction.

(2) In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. The percentages in excess of 100% indicate that more than two passengers occupied some cabins.

      The occupancy level on our ships during each quarter indicated below was as follows (1):

             Quarters Ended                      Occupancy
             --------------                      ---------
             February 28, 2002                     102.8%
             May 31, 2002                          101.9%
             August 31, 2002                       113.7%
             November 30, 2002                     102.1%
             February 28, 2003                     102.8%
             May 31, 2003                           98.5%
             August 31, 2003                       109.8%
             November 30, 2003                     101.1%

(1)   Carnival plc occupancy is only included since April 17, 2003.

      Our passenger capacity has grown from 43,810 berths at November 30, 1999, not including Carnival plc, to 113,296 berths at November 30, 2003. During 2000, Carnival Corporation's capacity increased by 4,386 berths, primarily due to the deliveries of the Carnival Victory and Holland America Line's Zaandam and Amsterdam, partially offset by the 1,214 berth decrease due to the sale of Holland America Line's Nieuw Amsterdam. During 2001, Carnival Corporation's capacity increased by 10,150 berths, primarily due to the acquisition and consolidation of Costa's 9,200 berths and the delivery of the Carnival Spirit, partially offset by the removal from service of the 946 berth Costa Riviera and the 232 berth decrease due to the sale of the Seabourn Goddess I and II. During 2002, Carnival Corporation's capacity increased by 8,936 berths primarily due to the deliveries of the Carnival Pride, Carnival Legend, Carnival Conquest and Holland America Line's Zuiderdam, partially offset by the removal from service of the 148 berth Wind Song. In 2003, our capacity increased by 46,014 berths primarily due to 34,428 berths from the DLC transaction with Carnival plc and 11,608 berths from the introduction of the Carnival Glory, Island Princess, Costa's Mediterranea and Fortuna and Holland America Line's Oosterdam. Subsequent to November 30, 2003, the Carnival Miracle and Cunard's Queen Mary 2 were delivered, which added 4,744 berths to our capacity.

      Cruise Ship Construction and Cruise Port Facility Development

      As of February 15, 2004, we have signed agreements with two shipyards providing for the construction of 10 additional cruise ships scheduled for delivery during the next two and a half years and one letter of intent for an additional 3,004-passenger vessel for expected delivery to Costa in the summer 2006. See Note 8, "Commitments" to our Consolidated Financial Statements in
Exhibit 13 to this joint Annual Report on Form 10-K.

      Primarily in cooperation with private or public entities, we are engaged in the development of new or enhanced cruise port facilities. These facilities are expected to provide our passengers with an improved holiday experience. Our involvement typically includes providing cruise port facility development and management expertise and assistance with financing. During 2003, we were primarily involved in the development of cruise port facilities in Long Beach, California and Savona, Italy, which opened in 2003, Galveston, Texas, and San Juan, Puerto Rico. In addition, we are in the process of negotiating for the development of several other port facilities to service our North American and European guests, including, but not limited to, facilities in Barcelona, Spain, Brooklyn, New York and the Turks & Caicos Islands. No assurance can be given that any of these cruise port facilities that are still being developed will be completed.

      Cruise Pricing and Payment Terms

      Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price typically includes accommodations, meals and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, whirlpools and saunas. Our North American brands' payment terms require that a passenger pay a deposit to confirm their reservations with the balance due well before the departure date, while some of our European brands provide certain of their travel agents and tour operators with credit terms, even though these parties typically require the passenger to pay for the entire cruise before sailing.

      Historically, some of our advance bookings were taken from several months in advance of the sailing date, for contemporary brands, to more than a year in advance of sailing, for our luxury brands. This lead-time provided us with more time to manage our prices, in relation to demand for available cabins, with the goal of achieving higher overall net revenue yields. In addition, some of our fares, such as CCL's Supersaver fares, Princess's Loveboat Savers plan and Holland America Line's Early Savings and Alumni Savings fares, are designed to encourage potential passengers to book cruise reservations earlier.

      Commencing after September 11, 2001, our brands, as well as others in the travel and leisure industry, have generally experienced a closer-to-vacation booking pattern than was experienced prior to September 11, 2001. Generally, this trend continued during 2003 and it is possible that this closer-to-vacation booking trend will continue in the future.

Although we prefer to have a longer booking curve, in response to this trend our revenue management personnel have adjusted our cabin inventories and pricing programs to deal with these changing booking patterns in order to optimize our net revenue yields.

      When a passenger elects to purchase air transportation from us, both our cruise revenues and operating expenses generally increase by approximately the same amount. Air transportation prices can vary by gateway and destination. Over the last several years, we have generally experienced a lower number of guests purchasing air transportation from us, which we believe is partially a result of having opened additional embarkation points closer to our guests homes, as well as the availability of frequent flyer programs and lower priced air tickets.

      Onboard and Other Revenues

      We derive revenues from other onboard activities and services not included in the cruise ticket price including, but not limited to, casino gaming, bar sales, gift shop sales, entertainment arcades, shore excursions, art auctions, photo sales, spa services, bingo games and lottery tickets, video diaries, snorkel equipment rentals, internet and telephone usage, vacation protection programs and promotional advertising by merchants located in our ports of call.

      Our casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps and roulette, are generally open only when our ships are at sea in international waters. We also earn revenue from the sale of alcoholic and other beverages. Onboard activities are either performed directly by us or by independent concessionaires, from which we collect a percentage of their revenues or a fee.

      We receive additional revenues from the sale to our passengers of shore excursions at each ship's ports of call. These excursions include, among other things, general sightseeing and adventure outings and local boat and beach parties. For the Princess and Holland America Line ships and other of our brands operating to destinations in Alaska, shore excursions are operated by Princess Tours and Holland America Tours, as well as locally-owned operations. For shore excursions in other locations we typically utilize locally-owned operations.

      In conjunction with our cruise vacations, all of our cruise brands also sell pre- and post-cruise land packages. Packages offered in conjunction with ports of call in the U.S. would generally include one to four-night vacations at nearby attractions or other vacation destinations, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or individual/multiple city tours of Boston, Massachusetts, New York City, Washington, D.C. and/or Las Vegas, Nevada. Packages offered in Europe generally include up to four-night vacations, including stays in well-known European cities, such as Athens, Greece, Copenhagen, Denmark, London, England, Paris, France and Rome, Italy.

      In conjunction with our Alaska cruise vacations, principally on our Princess, Holland America and CCL ships, we sell pre- and post-cruise land packages, utilizing, to a large extent, our transportation and hotel assets.

      Sales Relationships and Marketing Activities

      We are a customer service-driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry.

      We sell our cruises mainly through travel agents. Our individual cruise brands' relationships with their travel agents is generally independent of each of our other brands. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. Our policy towards travel agents is to train and motivate them to support our products with competitive sales and pricing policies and joint marketing programs. We also use a wide variety of marketing techniques, including websites, seminars and videos, to familiarize the agents with our cruise brands and products. As with our brands' travel agent relationships, each of our brands marketing programs are generally independent of each of our other brands. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

      Travel agents generally receive standard commissions of 10 percent, plus the potential of additional commissions based on sales volume. During fiscal 2003, no controlled group of travel agencies accounted for more than 10% of our revenues.

      Our investment in customer service has been focused on the development of systems and employees. We have improved our systems within the reservations, quality assurance, and customer relationship management functions, emphasizing the continued support of the travel agency community, while simultaneously developing greater contact and interactivity with our customer base. We have individual websites for each of our brands, which provide access to information about our products to internet users throughout the world, and in most cases provide booking engines to our travel partners. We also support booking capabilities through major airline computer reservation systems, including SABRE, Galileo, Amadeus and Worldspan.

      We have pursued comprehensive marketing campaigns to market our brands to vacationers. The principal media used are magazine and newspaper advertisements and promotional campaigns. Certain of our brands also use significant amounts of television advertising.

      In 1998, we created the "World's Leading Cruise Lines" marketing alliance for our family of North American cruise brands and Costa in order both to educate the consumer about the overall breadth of our cruise brands, as well as to increase the effectiveness and efficiency of marketing our brands. During 2000, we launched "VIP", or Vacation Interchange Privileges, a loyalty program that provides special considerations to repeat guests aboard certain of our brands.

      Seasonality

      Our revenue from the sale of passenger tickets is seasonal, with our third quarter being the strongest. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the North American summer months. The consolidation of Carnival plc has caused our quarterly results to be slightly more seasonal than we had previously experienced, as their business is more seasonal. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period.

      Competition

      We compete with land-based vacation alternatives throughout the world, including, among others, resorts, hotels, theme parks and vacation ownership properties located in Las Vegas, Nevada, Orlando, Florida, various Caribbean, Mexican, Bahamian and Hawaiian Island destination resorts and numerous other vacation destinations throughout Europe and the rest of the world.

      Our primary cruise competitors in the contemporary and/or premium cruise segments for North American sourced passengers are Royal Caribbean Cruises Ltd., which owns Royal Caribbean International and Celebrity Cruises, Star Cruises plc, which owns Norwegian Cruise Line and Orient Lines, and Disney Cruise Line.

      Our primary cruise competitors for European sourced passengers are MyTravel's Sun Cruises, Fred Olsen, Saga and Thomson in the UK; Festival Cruises, Hapag-Lloyd, Peter Deilmann, Phoenix Reisen and Transocean Cruises in Germany; and Mediterranean Shipping Cruises, Louis Cruise Line, Festival Cruises and Spanish Cruise Line in southern Europe. We also compete for passengers throughout Europe with Norwegian Cruise Line, Orient Lines, Royal Caribbean International and Celebrity Cruises.

      Our primary competitors in the luxury cruise segment for our Cunard, Seabourn and Windstar brands include Crystal Cruises, Radisson Seven Seas Cruise Line and Silversea Cruises.

      Our brands also compete with similar or overlapping product offerings across all of our segments.

      Governmental Regulations

            Maritime Regulations

      Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. In addition, our ships are registered in the Bahamas, Bermuda, Gibraltar, Italy, the Marshall Islands, the Netherlands, Panama and the UK, as more fully described under Part I, Item 1. Business, C. Cruise Segment - Cruise Operations and, accordingly, are regulated by these jurisdictions and by the international conventions governing the safety of our ships and guests that these jurisdictions have ratified or adhere to. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union are applicable to some aspects of our ship operations.

      Specifically, the IMO, which operates under the United Nations, has adopted safety standards as part of the SOLAS Convention, which is applicable to all of our ships. Generally SOLAS establishes vessel design, structural features, materials, construction and life saving equipment requirements to improve passenger safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased in through 2010.

      In 1993, SOLAS was amended to adopt the International Safety Management Code, referred to as the ISM Code. The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code became mandatory for passenger vessel operators, such as ourselves, on July 1, 1998. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control-- the process by which a nation exercises authority over foreign ships when the ships are in the waters subject to its jurisdiction.

      Our ships are subject to a program of periodic inspection by ship classification societies who conduct annual, intermediate, dry-docking and class renewal surveys. Classification societies conduct these surveys not only to ensure that our ships are in compliance with international conventions adopted by the flag state and domestic rules and regulations, but also to verify that our ships have been maintained in accordance with the rules of the society and recommended repairs have been satisfactorily completed.

      Our ships that call on U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with the SOLAS Convention and by the U.S. Public Health Service for sanitary standards. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

      Finally, our ships that call on U.S. ports are also subject to new security regulations implementing The Maritime Transportation Security Act of 2002, referred to as MTSA, and the International Ship and Port Facility Security Code, or ISPS, under the auspices of SOLAS. The U.S. Coast Guard issued a series of final rules on October 22, 2003, implementing U.S. requirements under both the MTSA and ISPS. Among other things, the regulations require certain vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, our ships will prepare and submit security plans to the appropriate flag-state and will be issued an International Ship Security Certificate, or ISSC. Effective July 1, 2004, the ISSC and our ships' security measures will be reviewed by the U.S. Coast Guard during the Port State Control examinations. In addition, the regulations establish Area Maritime Security requirements for geographic port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis.

      We believe that health, safety and security issues will continue to be an area of focus by relevant government authorities, both in the U.S., the European Union and elsewhere. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.

            Permits for Glacier Bay, Alaska

      In connection with certain of our Alaska cruise operations, Holland America Line, Princess Cruises and CCL rely on concession permits from the U.S. National Park Service to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed and there can be no assurance that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future. See Part 1, Item 3. Legal Proceedings and Note 9, "Contingencies-Litigation" to our Consolidated Financial Statements in
Exhibit 13 to this joint Annual Report on Form 10-K.

      Any loss of rights or reduction of permits is not expected to impact us materially because we could still apply for permits to replace our preferential or historical permits and additional attractive alternative destinations in Alaska can be substituted for Glacier Bay.

            Alaska Environmental Regulations

      The State of Alaska enacted legislation in 2001 that establishes standards for wastewater discharge from cruise ships operating within Alaskan waters. The legislation requires that certain information be gathered with respect to solid waste and other marine discharges. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters. The standards require treatment of wastewater and provide for restrictions on discharges.

            Other Environmental, Health and Safety Matters

      We are subject to various international, national, state and local environmental protection and health and safety laws, regulations and treaties that govern, among other things, air emissions, employee health and safety, waste discharge, water management and disposal, and storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos. We are committed to helping to conserve the natural environment, not only because of the existing regulations, but because a pristine environment is one of the key elements that bring our guests on board our ships.

      In particular, in the U.S., the Oil Pollution Act of 1990 ("OPA") provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply, however, where the discharge or violation of applicable regulation is caused by gross negligence or willful misconduct of a responsible party. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships. These certificates demonstrate our ability to meet removal costs and damages related to water pollution, such as for an oil spill or a release of a hazardous substance, up to our ship's statutory liability limit.

      In addition, most U.S. states that border a navigable waterway or seacoast have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

      Furthermore, many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner's actual fault or by the owner's intentional or reckless conduct. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil pollution.

      If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. See Note 9, "Contingencies - Litigation" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for additional information related to Holland America's environmental contingencies.

      From time to time, environmental and other regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities and, accordingly, this will likely subject us to increasing compliance costs in the future.

      See Part 1, Item 1. Business, B. Risk Factors for additional discussion of our environmental risks.

            Consumer Regulations

      Our ships that call on U.S. ports are regulated by the Federal Maritime Commission, referred to as the FMC. Public Law 89-777, which is administered by the FMC, requires most cruise line operators to establish financial responsibility for their liability to passengers for non-performance of transportation, as well as casualty and personal injury. The FMC's regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two year period, up to a maximum coverage level of $15 million. The FMC has proposed various changes to the financial responsibility regulations for non-performance of transportation, including a proposal to increase significantly the amount of financial responsibility required to be maintained by cruise lines, which would increase our compliance costs. See Part 1, Item 1. Business, F. Insurance - Other Insurance below for additional discussion.

      In the UK, we are required to bond and obtain licenses from various organizations in connection with the conduct of our business and our ability to meet liability in the event of non-performance of obligations to consumers. These organizations include the Passenger Shipping Association and the Civil Aviation Authority. See Part 1, Item 1. Business, F. Insurance-Other Insurance below for additional discussion.

      We are also required by German law to obtain a guarantee from a reputable insurance company to ensure that in case of insolvency, our customers will be refunded any monies they have paid on account of a booking and, in addition, that they will be repatriated without additional cost if insolvency occurs after a cruise starts. In addition, in Australia, we are a member of the Travel Compensation Fund which provides compensation, as a last resort, to consumers who suffer losses in their dealings with travel agents. Finally, other jurisdictions, including Argentina and Brazil, require the establishment of financial responsibility for passengers from their jurisdictions.

      We believe we have all the necessary licenses to conduct our business. From time to time, various other regulatory and legislative changes may be proposed or adopted that could have an effect on the cruise industry in general and our business in particular. See Part I, Item 1. Business, B. Risk Factors for a discussion of other regulations which impact us.

      Financial Information

      For financial information about our cruise reporting segment with respect to each of the three years in the period ended November 30, 2003, see Note 13, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this Annual Report on Form 10-K.

      D. Employees

      Our operations have approximately 8,500 full-time and 2,500 part-time/seasonal employees engaged in shoreside operations. We also employ approximately 55,000 officers, crew and staff on our 73 ships. Due to the highly seasonal nature of our Alaska and Canadian operations, Holland America Tours and Princess Tours increase their work force during the late spring and summer months in connection with the Alaska cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, motor coach and ship operations. We consider our employee and union relations generally to be good.

      We source our shipboard officers primarily from Italy, Holland, the UK, Norway and Germany. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

      E. Suppliers

      Our largest purchases are for airfare, travel agency commissions, advertising, fuel, food and beverages, hotel and restaurant supplies and products, repairs and maintenance and dry-docking, port charges, communication services and for the construction of our ships. Although we utilize a limited number of suppliers for most of our food and beverages, and hotel and restaurant supplies and products, most of these purchases are available from numerous sources at competitive prices. The use of a limited number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port related services, at some of our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at dry-dock facilities in the Bahamas, British Columbia, Canada, the Caribbean, Europe and the U.S. We believe there are sufficient dry-dock facilities to meet our anticipated requirements. Finally, as of February 15, 2004, we have agreements, and a letter of intent, with two shipyards for the construction of 11 additional cruise ships.

      F. Insurance

      General

      We maintain insurance to cover a number of risks associated with owning and operating vessels in international trade. All such insurance policies are subject to limitations, exclusions and deductible levels. Since September 11, 2001, we have experienced insurance premium increases and may continue to incur increases in our premiums depending on our own loss experience and the general premium requirements of our underwriters. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for the below-mentioned risks through the use of substantial deductibles, which may increase in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues for our ships.

      Protection and Indemnity ("P&I") Coverage

      Third-party liabilities in connection with our cruise activities are covered by entry in a P&I club. P&I coverage is available through mutual indemnity associations, known as clubs, that are owned by shipowners. Our vessels are entered into three P&I clubs as follows: The West of England Shipowners Mutual Insurance Association (Luxembourg), Steamship Mutual Underwriting Association Ltd. and the United Kingdom Mutual Steamship Assurance Association (Bermuda) Limited. The P&I clubs in which we participate are part of a worldwide network of P&I clubs, known as the International Group of P&I Associations (the "IG"). The IG insures directly, and through reinsurance markets, a large portion of the world's shipping fleets. Coverage is subject to the club's rules and the limit of coverage is determined by the IG. Our vessel coverages include legal, statutory or pre-approved contract liabilities and other expenses related to crew, passengers and other third parties on our ships in operation. This coverage also includes shipwreck removal, pollution and damage to third party property.

      Hull and Machinery Insurance

      We maintain insurance on the hull and machinery of each of our ships in amounts equal to the approximate estimated market value of each ship. The coverage for hull and machinery is provided by international marine insurance carriers. Most insurance underwriters make it a condition for insurance coverage that a ship be certified as "in class" by a classification society that is a member of the International Association of Classification Societies ("IACS"). All of our ships are currently certified as in class with an IACS member. These certifications have either been issued or endorsed within the last twelve months.

      War Risk Insurance

      Subject to certain limitations, we maintain war risk insurance on all of our ships for our legal liability to crew, passengers and other third parties, including terrorist risks. This coverage is provided by international marine insurance carriers. Due primarily to its high cost, we only carry war risk insurance coverage for physical damage to our ships, which includes terrorist risks, for 29 of our ships. As is typical for war risk policies in the marine industry, under the terms of the policy, underwriters can give seven days notice to the insured that the liability and physical damage policies can be cancelled and reinstated at different premium rates. This gives underwriters the ability to increase our premiums following events that they deem increase their risk. As a result of the September 11, 2001 attacks and other events, our war risk insurance premiums have increased substantially. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future for war risk insurance.

      Other Insurance

      We, as currently required by the FMC, maintain at all times three $15 million performance bonds for ships operated by CCL, Holland America Line, and Cunard Line Limited, which embark passengers in U.S. ports, to cover passenger ticket liabilities in the event of a cancelled or interrupted cruise. Costa, P&O Cruises and Princess maintain insurance as required by the FMC to cover their ticket liabilities in the event of a cancelled or interrupted cruise. We also maintain other performance bonds as required by various foreign authorities that regulate certain of our operations in their jurisdictions. Specifically, Costa, Cunard and P&O Cruises are required by the UK Passenger Shipping Association and the UK Civil Aviation Authority to provide performance bonds totaling approximately $120 million and $60 million to cover their cruise and air ticket passenger deposit liabilities, respectively.

      We maintain standard property and casualty insurance policies to cover shoreside assets and liabilities to third parties, including our tour business assets, as well as appropriate workers' compensation policies. We also maintain business interruption insurance for certain Princess shoreside operations, which are subject to deductibles.

      The Athens Convention

      Current conventions generally in force applying to passenger ships are the Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974), the 1976 Protocol to the Athens Convention and the Convention on Limitation of Liability for Maritime Claims (1976). The U.S. has not ratified any Athens Convention Protocol. However, vessels flying the flag of a country that has ratified it may contractually enforce the 1976 Athens Convention Protocol for cruises that do not call at a U.S. port.

      The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002. The new protocol, which has not yet been ratified, substantially increases the minimum level of compulsory insurance which must be maintained by passenger ship operators and provides a direct action provision, which will allow claimants to proceed directly against insurers. This new protocol requires passenger ship operators to maintain insurance or some other form of financial security, such as a guarantee from a bank, to cover the limits of strict liability under the Convention with regards to the death or personal injury of passengers. Most of the countries in the European Union, where many of our vessels operate, supported the new protocol and are likely to ratify it in the future. However, the timing of such ratification, if obtained at all, is unknown. No assurance can be given that affordable and viable direct and reinsurance markets will be available to provide the level of coverage required under the new protocol. We also expect insurance costs may increase once the new protocol is ratified.

      G. Trademarks and Other Intellectual Property

      We own and have registered numerous trademarks and have also registered various domain names, which we believe are widely recognized throughout the world and have considerable value. These trademarks include the names of our cruise lines, each of which we believe is a widely-recognized brand name in the cruise vacation industry, as well as "World's Leading Cruise Lines". We have a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruises and related activities. Finally, we also have a license to use the "Love Boat" name and related marks. See Note 2 "Trademarks" and Note 3 "DLC Transaction" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      H. Taxation

      U.S. Federal Income Tax

      We are a foreign corporation engaged in a trade or business in the U.S., and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the U.S. for U.S. federal income tax purposes. To the best of our knowledge, we believe that, under Section 883 of the Internal Revenue Code and applicable income tax treaties, our income and the income of our ship-owning subsidiaries, in each case derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. We believe that substantially all of our income, and the income of our ship-owning subsidiaries, with the exception of our U.S. source income from the transportation, hotel and tour businesses of Holland America Tours and Princess Tours, and the items listed in the regulations under Section 883 that the Internal Revenue Service does not consider to be incidental to ship operations as described in Note 10 "Income and Other Taxes" to our Consolidated Financial Statements included in Exhibit 13 to this joint Annual Report on Form 10-K, is derived from or incidental to the international operation of a ship or ships within the meaning of Section 883 and applicable income tax treaties.

      The following summary of the application of the principal U.S. federal income tax laws to us is based upon existing U.S. federal income tax law, including the Internal Revenue Code, proposed, temporary and final U.S. treasury regulations, certain current income tax treaties, administrative pronouncements and judicial decisions, as currently in effect, all of which are subject to change, possibly with retroactive effect.

            Application of Section 883 of the Internal Revenue Code

      In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on certain U.S. source income derived from the international operation of a ship or ships. We believe that Carnival Corporation and many of its ship-owning subsidiaries currently qualify for the Section 883 exemption since each is organized in a qualifying jurisdiction and Carnival Corporation's common stock is primarily and regularly traded on an established securities market in the U.S. Any official interpretations could differ materially from our interpretation of this Internal Revenue Code provision, and its recently enacted final regulations, and, even in the absence of differing official interpretations, the Internal Revenue Service might successfully challenge our interpretation. In addition, the provisions of
Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares or with respect to the identity, residence, or holdings of Carnival Corporation's direct or indirect shareholders that could affect Carnival Corporation's and its subsidiaries eligibility for the Section 883 exemption. Accordingly, although we believe it is unlikely, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries' whose tax exemption is based on Section 883 could lose this exemption. If Carnival Corporation and/or its ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, Carnival Corporation and/or its ship-owning or operating subsidiaries would be subject to U.S. federal income taxation on a portion of our income, which would reduce our net income.

      In 2003, the U.S. Treasury Department issued final treasury regulations under Section 883 relating to income derived by foreign corporations from the international operation of ships and aircraft. The final regulations provide, in general, that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) either (a) more than 50% of the value of the corporation's stock is owned, directly or indirectly, by individuals who are residents of that country or of another foreign country that grants an equivalent exemption to corporations organized in the U.S., referred to as the "stock ownership test" (such individuals are referred to as "Qualified Shareholders") or (b) the foreign corporation meets the publicly-traded test described below. In addition, to the extent a foreign corporation's shares are owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then in analyzing the stock ownership test with respect to such subsidiary, stock owned directly or indirectly by such parent corporation will be deemed owned by individuals resident in the country of incorporation of such parent corporation.

      A company whose shares are considered to be "primarily and regularly traded on an established securities market" in the U.S. or another qualifying jurisdiction will meet the publicly-traded test (the "publicly-traded test"). Pursuant to the final treasury regulations issued under Section 883, stock will be considered "primarily traded" on one or more established securities markets if, with respect to each class of stock of the particular corporation, the number of shares in each such class that are traded during a taxable year on any such market exceeds the number of shares in each such class traded during that year on any other established securities market. Stock of a corporation will generally be considered "regularly traded" on one or more established securities markets under the proposed regulations if (i) one or more classes of stock of the corporation that, in the aggregate, represent more than 50% of the total combined voting power of all classes of stock of such corporation entitled to vote and of the total value of the stock of such corporation are listed on such market; and (ii) with respect to each class relied on to meet the more than 50% requirement in (i) above, (x) trades in each such class are effected, other than in de minimis quantities, on such market on at least 60 days during the taxable year, and (y) the aggregate number of shares in each such class of the stock that are traded on such market during the taxable year is at least 10% of the average number of shares of the stock outstanding in that class during the taxable year. A class of stock that otherwise meets the requirements outlined in the preceding sentence is not treated as meeting such requirements for a taxable year if, at any time during the taxable year, one or more persons who own, actually or constructively, at least 5% of the vote and value of the outstanding shares of the class of stock, own, in the aggregate, 50% or more of the vote and value of the outstanding shares of the class of stock (the "5% Override Rule"). However, the 5% Override Rule does not apply (a) where the foreign corporation establishes that Qualified Shareholders own sufficient shares of the closely-held block of stock to preclude non-Qualified Shareholders of the closely-held block of stock from owning 50% or more of the total value of the class of stock for more than half of the taxable year; or (b) to certain investment companies provided that no person owns, directly or through attribution, both 5% or more of the value of the outstanding interests in such investment company and 5% or more of the value of the shares of the class of stock of the foreign corporation.

      We believe that Carnival Corporation currently qualifies as a publicly traded corporation under the final regulations and substantially all of its income, with the exception of our U.S. source income from the transportation, hotel and tour businesses of Holland America Tours and Princess Tours and the items listed in the regulations under Section 883 that the IRS does not consider to be incidental to ship operations as described in Note 10 of our financial statements, will continue to be exempt from U.S. federal income taxes. However, because various members of the Arison family and trusts established for their benefit currently own approximately 42% of Carnival Corporation shares, there is the potential that another shareholder could acquire 5% or more of its shares, which could jeopardize Carnival Corporation's qualification as a publicly traded corporation. If, in the future, Carnival Corporation were to fail to qualify as a publicly traded corporation, it and all of its ship-owning or operating subsidiaries would be subject to U.S. federal income tax on their income associated with their cruise operations in the U.S. In such event, the net income of Carnival Corporation's ship-owning or operating subsidiaries would be materially reduced, which would likely have a significant negative impact on our stock price.

      As a precautionary matter, Carnival Corporation amended its Articles of Incorporation to ensure that it will continue to qualify as a publicly traded corporation under the final regulations. This amendment provides that no one person or group of related persons, other than certain members of the Arison family and trusts established for their benefit, may own or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code more than 4.9% of Carnival Corporation shares, whether measured by vote, value or number of shares. Any Carnival Corporation shares acquired in violation of this provision will be transferred to a trust and, at the direction of its board of directors, sold to a person whose shareholding does not violate that provision. No profit for the purported transferee may be realized from any such sale. In addition, under specified circumstances, the trust may transfer the common stock at a loss to the purported transferee. Because certain of Carnival Corporation notes are convertible into its shares, the transfer of these notes are subject to similar restrictions. These transfer restrictions may also have the effect of delaying or preventing a change in control or other transactions in which the shareholders might receive a premium for Carnival Corporation shares over the then prevailing market price or which the shareholders might believe to be otherwise in their best interest.

            Exemption Under Applicable Income Tax Treaties

      We believe that the income of some of Carnival Corporation's ship-owning subsidiaries and the U.S. source shipping income from Carnival plc and its UK resident subsidiaries currently qualifies for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat shipping income differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for Section 883 exemption, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income, which would reduce our net income.

      Taxation in the Absence of an Exemption under Section 883 or any Applicable U.S. Income Tax Treaty

      Shipping income that is attributable to transportation of passengers which begins or ends in the U.S. is considered to be 50% derived from U.S. sources. Shipping income that is attributable to transportation of passengers which begins and ends in foreign countries is considered 100% derived from foreign sources and not subject to U.S. federal income tax. Shipping income that is attributable to the transportation of passengers which begins and ends in the U.S. without stopping at an intermediate foreign port is considered to be 100% derived from U.S. sources.

      The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a U.S. port, but that calls on more than one foreign port, will derive U.S. source income only from the first and last legs of the cruise. Because there are no regulations or other Internal Revenue Service interpretations of these rules, the applicability of the transportation income source rules in the aforesaid manner is not free from doubt.

      In the absence of an exemption under Section 883 or any applicable U.S. income tax treaty, as appropriate, we and/or our subsidiaries would be subject to either the net income and branch profits tax regimes of Section 882 and
Section 884 of the Internal Revenue Code (the "net tax regime") or the four percent of gross income tax regime of Section 887 of the Internal Revenue Code (the "four percent tax regime").

      The net tax regime is only applicable where the relevant foreign corporation has, or is considered to have, a fixed place of business in the U.S. that is involved in the earning of U.S. source shipping income and substantially all of this shipping income is attributable to regularly scheduled transportation. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a corporate tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a 30% branch interest tax.

      Under the four percent tax regime, which should be the tax regime applicable to vessel owning subsidiaries, the U.S. source shipping income of each of the vessel owning subsidiaries would be subject to a four percent tax imposed on a gross basis, without benefit of deductions. Under the four percent tax regime, the maximum effective rate of tax on the gross shipping income of these subsidiaries attributable to transportation that either begins or ends in the U.S. would not exceed two percent.

      UK Tonnage Tax

      Carnival plc and all its ship owning subsidiaries, except for substantially all of Princess' operations, are a tax resident of the UK. The UK ship owning/operating companies are subject to UK tax and are entered into the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on profit calculated by reference to the net tonnage of qualifying vessels. UK corporation tax is not chargeable under normal UK tax rules on such companies' relevant shipping profits. An election for the tonnage tax regime to apply takes effect for ten years and can be renewed on a rolling basis. For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. There is also a seafarer training requirement to which the tonnage tax companies are subject.

      Relevant shipping profits which are excluded from normal corporation tax include income which is defined as relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and broadly from shipping related activities. It also includes dividends from foreign companies which are subject to a tax on profits in their country of residence or elsewhere and the activities of which broadly would qualify in full for the UK tonnage tax regime if they were UK resident. In addition, more than 50 percent of the voting power in the foreign company must be held by one or more companies resident in an EU member state.

      Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not forecast to be significant, remain subject to normal UK corporation tax.

      Italian Income Tax

      Our Costa cruise operations are subject to Italian income tax. However, as a result of income tax exemptions allowed Italian flagged vessels, Costa's Italian cruise operations are subject to an effective tax rate of approximately six percent. In 2003, the Italian government passed a law permitting the establishment of an elective new tonnage tax regime similar to the UK regime described above. Rules providing some of the details in the planned system are expected to be issued in 2004. Complete regulations, if approved by the European Union, will result in the establishment of a tonnage tax system. Based upon the information currently available, Costa's vessels would qualify for this system, and we would expect a reduction in Italian income taxation of Costa's vessel operations. If approved by the European Union and implemented in Italy in 2004, it may be possible for Costa to elect to enter the tonnage tax system starting from 2005. In the absence of complete and final regulations it is impossible for Costa to determine if election into the system will be beneficial.

      German and Australian Income Tax

      The German and Australian brands of Carnival plc are divisions of a UK company. The profits from these activities are subject to UK tonnage tax as discussed above. The majority of these operations profits are exempt from German and Australian corporation taxes by virtue of the UK/Germany and UK/Australian double tax treaties. Part of the German profits in 2003 arose from river cruises and other activities, which do not constitute international shipping. To this extent, these profits were subject to German taxation, however, the river cruise business was sold in December 2003.

      Equalization Payments

      Carnival Corporation and Carnival plc do not anticipate that any material amounts of equalization payments are likely to be made between them in accordance with the Equalization and Governance Agreement for the foreseeable future. However, if it becomes necessary to make equalization payments, any such payments received in the UK are likely to be taxable. Further, the treatment from a U.S. federal income tax perspective of such equalization payments is not without doubt. The payment is to be grossed up in respect of any tax thereon. On the basis that payments will not be material, any tax cost should not be significant. See Note 3, "DLC Transaction" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      I. Website Access to Reports

      We make available, free of charge, access to our joint Annual Report on Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home pages at www.carnivalcorp.com and www.carnivalplc.com.

Item 2. Properties

      The Carnival Corporation and Carnival plc corporate headquarters and our operating units' principal shoreside operations and headquarters are as follows:

           Entity                      Location                  Square Footage     Own/Lease
           ------                      --------                  --------------     ---------
Carnival Corporation and CCL        Miami, FL U.S.A.                 456,000           Own
Carnival plc and Carnival
  Corporation's UK Sales and
  Technical Services                London, England                    8,000          Lease
AIDA                                Rostock and
                                      Frankfurt, Germany              60,500          Lease
Costa                               Genoa, Italy                     149,000        Own/Lease
Cunard and Seabourn                 Miami, FL U.S.A.
                                      and Southampton, England        74,000          Lease
Holland America Line, Windstar
  and Princess Tours                Seattle, WA U.S.A.               179,000          Lease
P&O Cruises, Ocean Village and
  Swan Hellenic                     Southampton, England              90,000          Lease
P&O Cruises Australia               Sydney, Australia                 10,500          Lease
Princess                            Santa Clarita, CA U.S.A.         282,000          Lease

      We also lease office space in Colorado Springs, Colorado and Miramar, Florida for an additional CCL reservation center and for additional CCL sales personnel, respectively. In addition, we lease office space in Hollywood, Florida for Costa's South Florida sales office and in Pompano Beach, Florida for certain of Princess' art framing and warehousing operations.

      Our cruise ships, Holland America Tours' and Princess Tours' properties, shoreside operations and headquarter facilities are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

      Our existing cruise ships and Holland America Line's and Princess' private islands, Half Moon Cay and Princess Cay, which is owned through a joint venture, are described in Part I, Item 1. Business, C. Cruise Segment. The properties associated with Holland America Tours and Princess Tours operations are briefly described in Part I, Item 1. Business, A. General.

Item 3. Legal Proceedings

      Several actions (collectively, the "ADA Complaints") have been filed against Costa, Cunard and Holland America Tours alleging that they violated the Americans with Disabilities Act by failing to make certain cruise ships accessible to individuals with disabilities. The plaintiffs seek injunctive relief to require modifications to certain vessels to increase accessibility to disabled passengers and fees and costs. The status of each pending ADA Complaint is as follows:

            On August 28, 2000, Access Now, Inc. and Edward S. Resnick filed ADA Complaints in the U.S. District Court for the Southern District of Florida against Costa and Holland America Tours. These complaints seek modifications to vessels to increase accessibility to disabled passengers. These cases have been transferred before the same judge.

            Costa and the plaintiffs agreed to settle this action pursuant to an agreement that Costa will make certain modifications to four of its ships, with an option to include other ships into the settlement agreement. On March 7, 2003, Costa and the plaintiffs jointly filed a motion for class certification, fairness hearing, stay and for court approval of the settlement. A hearing on the joint motion has not yet been scheduled.

            Holland America Tours and the plaintiffs have entered into a settlement agreement pursuant to which Holland America Tours will make certain modifications to eleven of its ships, with an option to include other ships into the settlement agreement. On April 29, 2003, Holland America Tours jointly filed a motion for class certification, fairness hearing, stay and for court approval of the settlement. A hearing on the joint motion has not yet been scheduled.

            On August 29, 2000, an ADA Complaint also was filed against Cunard by Access Now, Inc. and Edward S. Resnick in the U.S. District Court for the Southern District of Florida. Cunard filed an answer to the complaint on November 10, 2000. Given the settlement reached in the case against CCL, the plaintiff has agreed to dismiss the ADA Complaint against Cunard without prejudice pending settlement negotiations which are ongoing.

      On November 22, 2000, Costa instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Cammell Laird joined the arbitration proceeding on January 9, 2001 to present its counter demands. On January 9, 2001, Costa gave Cammell Laird notice of termination of the contract and Cammell Laird replied with its notice of termination of the contract on February 2, 2001. It is expected that the arbitration tribunal's decision will be made in late-2004 at the earliest.

      Two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages in the amount of five hundred dollars ($500) per facsimile, or in the alternative, fifteen hundred dollars ($1,500) per facsimile if the conduct was willful or knowing. The advertisements referred to in the Facsimile Complaints were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of travel agencies that referenced a CCL product. We do not advertise directly to the traveling public through the use of facsimile transmission. The status of each Facsimile Complaint is as follows:

            On April 15, 2002, a Facsimile Complaint was filed against us in the Circuit Court of Greene County, Alabama by Mary Pelt. We filed an answer on June 3, 2002. Discovery is ongoing. A hearing on class certification issues has been scheduled for May 7, 2004.

            On May 14, 2002, a Facsimile Complaint was filed against Carnival Corporation and other defendants (including Club Resort International d/b/a Vacation Getaway Travel, Inc., Dollar Thrifty Automotive Group, Inc., Thrifty, Inc. and Thrifty Rent-A-Car Systems, Inc., Choicepoint, Inc., First Western Bank, and Bankcard USA Merchant Services, Inc.) in the Circuit Court of Jefferson County, Alabama, Bessemer Division by Clem & Kornis, L.L.C., The Firm of Compassion, P.C., Collins

            Chiropractic Center, Forstmann & Cutchen, L.L.P. and others. On July 26, 2002, Carnival Corporation filed a motion to dismiss or, in the alternative, to separate Carnival Corporation as a defendant. This action has been stayed pending a resolution of the Greene County action referred to above.

      On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America Line's Ryndam involving a wastewater discharge from the ship. As a result of this incident, various Ryndam ship officers and crew have received grand jury subpoenas from the Office of the U.S. Attorney in Anchorage, Alaska requesting that they appear before a grand jury. One of these subpoenas also requests the production of Holland America Line documents, which Holland America Line has produced. Holland America Line is also complying with a subpoena for additional documents. If the investigation results in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment. The State of Alaska is separately investigating this incident.

      During 2003, eight of Holland America Line's eleven ships offered Alaska cruises during May through September. Of those cruises, 79% included Glacier Bay National Park and Preserve on their itinerary. If Holland America Line were to lose its Glacier Bay permits we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska that can be substituted for Glacier Bay.

      On February 23, 2001, Holland America Line-USA, Inc. ("HAL-USA"), a wholly-owned subsidiary, received a subpoena from a grand jury sitting in the U.S. District Court for the District of Alaska. The subpoena requests that HAL-USA produce documents and records relating to the air emissions from Holland America Line ships in Alaska. HAL-USA responded to the subpoena.

      In April 1996, a purported class action complaint was filed by Milton and Nora Barton and others against Princess in the Los Angeles County Superior Court alleging that Princess inappropriately assessed its passengers with certain port charges in addition to their cruise fare. This case was settled for $89,750 in early 2004.

      On April 23, 2003, Festival Crociere S.p.A. commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have been granted leave to intervene in the Festival Action and intend to contest such action vigorously. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction.

      Several actions filed in the U.S. District Court for the Southern District of Florida against us and four of our executive officers on behalf of a purported class of persons who purchased our common stock were consolidated into one action in Florida (the "Stock Purchaser Complaint"). The plaintiffs claimed that statements we made in public filings violated federal securities laws and sought unspecified compensatory damages and attorney and expert fees and costs. A magistrate judge recommended that our motion to dismiss the Stock Purchaser Complaint be granted and that the plaintiffs' amended complaint be dismissed without prejudice. The parties executed a formal settlement agreement resolving the dispute for a $3.4 million settlement amount, which includes plaintiff's attorneys fees. A substantial portion of the settlement amount was covered by insurance. In January 2004, the court approved the fairness of the proposed settlement.

      We are also involved from time to time in routine legal matters and other claims incidental to our business. Most of these matters are covered by insurance. We are not able to estimate the impact or the ultimate outcome of any such actions, which are not covered by insurance.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrants

      Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this joint Annual Report on Form 10-K.

      The following table sets forth the name, age and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted. All the Carnival plc positions were effective as of April 17, 2003, except as noted below.

          NAME              AGE                     POSITION
          ----              ---                     --------

      Richard D. Ames       56    Senior Vice President - Management Advisory
                                    Services
      Micky Arison          54    Chairman of the Board of Directors
                                    and Chief Executive Officer
      Alan Buckelew         55    President of Princess
      Gerald R. Cahill      52    Executive Vice President and Chief
                                    Financial and Accounting Officer
      Pamela C. Conover     47    President and Chief Operating Officer of
                                    Cunard Line Limited
      Robert H. Dickinson   61    President and Chief Executive Officer
                                    of CCL and Director
      Kenneth D. Dubbin     50    Vice President-Corporate Development
      Pier Luigi Foschi     57    Chairman and Chief Executive Officer of Costa
                                    Crociere, S.p.A. and Director
      Howard S. Frank       62    Vice Chairman of the Board of Directors
                                    and Chief Operating Officer
      Ian J. Gaunt          52    Senior Vice President - International
      Stein Kruse           45    President and Chief Operating Officer of
                                    Holland America Line Inc.
      A. Kirk Lanterman     72    Chairman of the Board of
                                    Directors and Chief Executive Officer of
                                    Holland America Line Inc. and Director
      Arnaldo Perez         44    Senior Vice President, General Counsel
                                    and Secretary
      Peter G. Ratcliffe    55    Chief Executive Officer of P&O Princess
                                    Cruises International Ltd. and Director

      Business Experience of Executive Officers

      Richard D. Ames has been Senior Vice President-Management Advisory Services ("MAS") since March 2002. From January 1992 to February 2002 he was Vice President-Audit Services, now known as MAS.

      Micky Arison has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been Chief Executive Officer since 1979.

      Alan Buckelew has been President and Chief Financial Officer of Princess since February 2004. From October 2000 to February 2004, he was Executive Vice President and Chief Financial Officer. He was Senior Vice President, Corporate Services of Princess from September 1998 to October 2000.

      Gerald R. Cahill has been Executive Vice President and Chief Financial and Accounting Officer since December 2003. From January 1998 to November 2003 he was Senior Vice President-Finance, Chief Financial and Accounting Officer.

      Pamela C. Conover has been President and Chief Operating Officer of Cunard Line Limited since February 2001. She was Chief Operating Officer of Cunard Line Limited from June 1998 to January 2001.

      Robert H. Dickinson has been a director since June 1987. Mr. Dickinson has been President and Chief Executive Officer of CCL since May 2003. He was President and Chief Operating Officer of CCL from May 1993 to May 2003.

      Kenneth D. Dubbin has been Vice President-Corporate Development since May 1999. From 1990 to 1999, he was Vice President and Treasurer of Royal Caribbean.

      Pier Luigi Foschi has been a director since April 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000.

      Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992.

      Ian J. Gaunt is an English Solicitor and has been Senior Vice President-International since May 1999. He was a partner of the London-based international law firm of Sinclair, Roche and Temperley from 1982 through April 1999 where he represented Carnival Corporation as special external legal counsel since 1981.

      Stein Kruse has been President and Chief Operating Officer of Holland America Line Inc. ("HAL") since November 2003. From September 1999 to October 2003, he was Senior Vice President, Fleet Operations for HAL. From June 1997 to August 1999 he was Senior Vice President and Chief Financial Officer for "K" Line America, Inc.

      A. Kirk Lanterman has been a director since April 1992. He has been Chairman of the Board of Directors and Chief Executive Officer of HAL since November 2003. From August 1999 to November 2003, he was Chairman of the Board, President and Chief Executive Officer of HAL. From March 1997 to August 1999, he was Chairman of the Board of Directors and Chief Executive Officer of HAL.

      Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary.

      Peter G. Ratcliffe has been a director since April 2003 and a director of Carnival plc since October 2000. He was Carnival plc's Chief Executive Officer, until April 2003. He is Chief Executive Officer of P&O Princess Cruises International Ltd, a subsidiary of Carnival plc. He was previously an executive director of The Peninsular and Oriental Steam Navigation Company and head of its cruise division, having served as President of Princess since 1993 and its Chief Operating Officer since 1989.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      A. Market Information

      The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

      B. Holders

      The information required by Item 201(b) of Regulation S-K, Holders of Common Stock, is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

      C. Dividends

      We declared cash dividends on all of Carnival Corporation's common stock in the amount of $0.105 per share in each of the first three fiscal quarters of 2003 and in each of the fiscal quarters of 2002. During the last quarter of fiscal 2003 and in the first quarter of fiscal 2004, Carnival Corporation's cash dividends per share increased to $0.125 per share. Carnival plc paid cash dividends on all its ordinary shares in the amount of $0.10 per share, as adjusted for the .3004 equalization ratio, for each of the four calendar quarters in 2002 and the first quarter in calendar 2003. Carnival plc dividends were for the same amount per share as Carnival Corporation's dividends for all quarters beginning in the second quarter of fiscal 2003.

      Payment of future dividends on Carnival Corporation common stock and Carnival plc ordinary shares will depend upon, among other factors, our earnings, financial condition and capital requirements. Each company may also declare special dividends to all stockholders in the event that members of the Arison family and trusts established for their benefit are required to pay additional income taxes by reason of their ownership of Carnival Corporation's common stock because of a Carnival Corporation income tax audit. The payment and amount of any dividend is within the discretion of the Boards of Directors, and it is possible that the timing and amount of any dividend may vary from the levels discussed above.

Item 6. Selected Financial Data

      The information required by Item 6, Selected Financial Data, is shown in
Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by Item 7A, Quantitative and Qualitative Disclosures About Market Risk, is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

      The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 2004, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this joint Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable, as previously disclosed.

Item 9A. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2003, that they are effective as described above.

      Changes in Internal Controls

      There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

                                    PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the
      Registrants, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accountant Fees and Services

      The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the Commission not later than 120 days after the close of the fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this joint Annual Report on Form 10-K.

      We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions. This code of ethics is posted on our websites, which are located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our websites, at the addresses specified above. Information contained in our websites, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1)(2) Financial Statements and Schedules

      The financial statements shown in Exhibit 13 are incorporated herein by reference.

            (3) Exhibits

      The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this joint Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on November 6, 2003 (Items 5 and 7).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION                     CARNIVAL PLC


/s/ Micky Arison                         /s/ Micky Arison
---------------------------------        ---------------------------------
Micky Arison                             Micky Arison
Chairman of the Board of                 Chairman of the Board of
Directors and Chief Executive Officer    Directors and Chief Executive Officer
February 24, 2004                        February 24, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION                     CARNIVAL PLC


/s/ Micky Arison                         /s/ Micky Arison
---------------------------------        ---------------------------------
Micky Arison                             Micky Arison
Chairman of the Board of                 Chairman of the Board of
Directors and Chief Executive Officer    Directors and Chief Executive Officer
February 24, 2004                        February 24, 2004


/s/ Howard S. Frank                      /s/ Howard S. Frank
---------------------------------        ---------------------------------
Howard S. Frank                          Howard S. Frank
Vice Chairman of the Board of            Vice Chairman of the Board of
Directors and Chief Operating Officer    Directors and Chief Operating Officer
February 24, 2004                        February 24, 2004


/s/ Gerald R. Cahill                     /s/ Gerald R. Cahill
---------------------------------        ---------------------------------
Gerald R. Cahill                         Gerald R. Cahill
Executive Vice President                 Executive Vice President
and Chief Financial and                  and Chief Financial and
Accounting Officer                       Accounting Officer
February 24, 2004                        February 24, 2004


/s/ Richard G. Capen, Jr.                /s/ Richard G. Capen, Jr.
---------------------------------        ---------------------------------
Richard G. Capen, Jr.                    Richard G. Capen, Jr.
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Robert H. Dickinson                  /s/ Robert H. Dickinson
---------------------------------        ---------------------------------
Robert H. Dickinson                      Robert H. Dickinson
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Arnold W. Donald                     /s/ Arnold W. Donald
---------------------------------        ---------------------------------
Arnold W. Donald                         Arnold W. Donald
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Pier Luigi Foschi                    /s/ Pier Luigi Foschi
---------------------------------        ---------------------------------
Pier Luigi Foschi                        Pier Luigi Foschi
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Baroness Hogg                        /s/ Baroness Hogg
---------------------------------        ---------------------------------
Baroness Hogg                            Baroness Hogg
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ A. Kirk Lanterman                    /s/ A. Kirk Lanterman
---------------------------------        ---------------------------------
A. Kirk Lanterman                        A. Kirk Lanterman
Director                                 Director
February 24, 2004                        February 24, 2004

/s/ Modesto A. Maidique                  /s/ Modesto A. Maidique
---------------------------------        ---------------------------------
Modesto A. Maidique                      Modesto A. Maidique
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ John P. McNulty                      /s/ John P. McNulty
---------------------------------        ---------------------------------
John P. McNulty                          John P. McNulty
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Sir John Parker                      /s/ Sir John Parker
---------------------------------        ---------------------------------
Sir John Parker                          Sir John Parker
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Peter G. Ratcliffe                   /s/ Peter G. Ratcliffe
---------------------------------        ---------------------------------
Peter G. Ratcliffe                       Peter G. Ratcliffe
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Stuart Subotnick                     /s/ Stuart Subotnick
---------------------------------        ---------------------------------
Stuart Subotnick                         Stuart Subotnick
Director                                 Director
February 24, 2004                        February 24, 2004


/s/ Uzi Zucker                           /s/ Uzi Zucker
---------------------------------        ---------------------------------
Uzi Zucker                               Uzi Zucker
Director                                 Director
February 24, 2004                        February 24, 2004

INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits
--------

3.1-Third Amended and Restated Articles of Incorporation of Carnival Corporation, incorporated by reference to Exhibit No. 3.1 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

3.2-Amended and Restated By-laws of Carnival Corporation, incorporated by reference to Exhibit No. 3.2 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

3.3-Articles of Association of Carnival plc, incorporated by reference to Exhibit No. 3.3 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

3.4-Memorandum of Association of Carnival plc, incorporated by reference to Exhibit No. 3.4 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

4.1-Agreement of Carnival Corporation and Carnival plc dated February 19, 2004 to furnish certain debt instruments to the Securities and Exchange Commission.

4.2-Carnival Corporation Deed between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders dated April 17, 2003, incorporated by reference to Exhibit No. 4.1 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2003.

4.3-Equalization and Governance Agreement dated April 17, 2003 between Carnival Corporation and P&O Princess Cruises plc, incorporated by reference to Exhibit No. 4.2 to our joint Quarterly Report on Form 10-Q of Carnival Corporation and Carnival plc for the quarter ended August 31, 2003.

4.4-Carnival Corporation Deed of Guarantee, between Carnival Corporation and Carnival plc, dated as of April 17, 2003, incorporated by reference to Exhibit
4.3 to the joint registration statement on Form S-4 of Carnival Corporation and Carnival plc.

4.5-Carnival plc (formerly P&O Princess Cruises plc) Deed of Guarantee between Carnival Corporation and Carnival plc, dated as of April 17, 2003, incorporated by reference to Exhibit 4.10 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL.

4.6-P&O Princess Cruises International Limited ("POPCIL") Deed of Guarantee among POPCIL, Carnival Corporation and Carnival plc, dated as of June 19, 2003, incorporated by reference to Exhibit No. 4.11 to the joint Carnival Corporation, Carnival plc and POPCIL Registration Statement filed on June 19, 2003.

4.7-Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.16 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL.

4.8-Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and SunTrust Bank, as transfer agent, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

4.9-Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

4.10-SVE Special Voting Deed, dated as of April 17, 2003 between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C., incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

4.11-Form of deposit agreement among P&O Princess Cruises plc, Morgan Guaranty Trust Company of New York, as depositary, and holders and beneficial owners from time to time of ADRs issued thereunder, incorporated by reference to P&O Princess' registration statement on Form 20-F.

4.12-Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities, incorporated by reference to Exhibit No. 4.5 to Carnival Corporation registration statement on Form S-3.

4.13-Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security, incorporated by reference to Exhibit No. 4 to Carnival Corporation registration statement on Form S-3.

4.14-Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.30% Notes due 2007 and 7.875% debentures due 2027.

10.1-Retirement and Consulting Agreement dated November 28, 2003 between Alton Kirk Lanterman, Carnival Corporation, Holland America Line Inc., and others.

10.2 Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.

10.3-Amendment and Restatement Agreement dated November 17, 2003, by and among Carnival Corporation, Carnival plc, JPMorgan Chase Bank as successor to The Chase Manhattan Bank, and various other lenders.

10.4-Amended and Restated Carnival Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to our Annual Report on Form 10-K for the year ended November 30, 1997.

10.5-Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998, incorporated by reference to Exhibit No. 10.5 to our Annual Report on Form 10-K for the year ended November 30, 1998.

10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan, incorporated by reference to Exhibit No. 10.6 to our Annual Report on Form 10-K for the year ended November 30, 1997.

10.7-Amendments to The Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees, incorporated by reference to Exhibit No. 10.7 to our Annual Report on Form 10-K for the year ended November 30, 1997.

10.8-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan, incorporated by reference to Exhibit No. 10.4 to our Annual Report on Form 10-K for the year ended November 30, 1990.

10.9-Executive Long-term Compensation Agreement dated as of January 16, 1998 between Robert H. Dickinson and Carnival Corporation, incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K for the year ended November 30, 1997.

10.10-Consulting Agreement/Registration Rights Agreement dated June 14, 1991, between Carnival Corporation and Ted Arison, incorporated by reference to Exhibit No. 4.3 to post-effective amendment no. 1 on Form S-3 to Carnival Corporation's registration statement on Form S-1.

10.11-First Amendment to Consulting Agreement/Registration Rights Agreement, incorporated by reference to Exhibit No. 10.40 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1992.

10.12-Director's Appointment Letter between Peter G. Ratcliffe and Carnival plc, incorporated by reference to Exhibit No. 10.23 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.13-Director Appointment letter between Baroness Sarah Hogg and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit No.
10.17 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.14-Director's Appointment Letter between Baroness Sarah Hogg and Carnival plc, incorporated by reference to Exhibit No. 10.16 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.15-Director's Appointment letter between Sir John Parker and Carnival plc, incorporated by reference to Exhibit No. 10.21 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.16-Director Appointment letter between John McNulty and Carnival Corporation, dated June 25, 2003, incorporated by reference to Exhibit No. 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2003.

10.17-Executive Long-term Compensation Agreement dated January 11, 1999, between Carnival Corporation and Micky Arison, incorporated by reference to Exhibit No.
10.36 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1998.

10.18-Executive Long-term Compensation Agreement dated January 11, 1999, between Carnival Corporation and Howard S. Frank, incorporated by reference to Exhibit No. 10.37 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1998.

10.19-Carnival Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit No. 10.32 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1999.

10.20-Amendment to the Carnival Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit No. 10.31 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2000.

10.21-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan, incorporated by reference to Exhibit No. 10.33 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1999.

10.22-Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees, incorporated by reference to Exhibit No. 10.33 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2000.

10.23-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan, incorporated by reference to Exhibit No. 10.34 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2000.

10.24-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan, incorporated by reference to Exhibit No. 10.37 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2001.

10.25-Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees, incorporated by reference to Exhibit No. 10.38 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2001.

10.26-2001 Outside Director Stock Option Plan, incorporated by reference to Exhibit No. 10.9 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2001.

10.27-Amended and Restated Carnival Corporation 2002 Stock Plan, incorporated by reference to Exhibit 10.1 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.28-Service Agreement Letter dated May 28, 2002 between Costa Crociere, S.p.A. and Pier Luigi Foschi, incorporated by reference to Exhibit No. 10.2 to Carnival Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

10.29-Succession Agreement to Registration Rights Agreement dated June 14, 1991, between Carnival Corporation and Ted Arison, incorporated by reference to Exhibit No. 10.3 to Carnival Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

10.30-Employment Agreement dated as of April 17, 2003 by and between P&O Princess Cruises International, Ltd. and Peter Ratcliffe, incorporated by reference to Exhibit 10.2 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.31-Registration Rights Agreement, dated as of April 29, 2003, by and among Carnival

Corporation, Carnival plc and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.14 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL.

10.32-Indemnification Agreement between Micky M. Arison and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.5 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.33-Indemnification Agreement between Richard G. Capen, Jr. and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.7 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.34-Indemnification Agreement between Robert H. Dickinson and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.9 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.35-Indemnification Agreement between Arnold W. Donald and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.11 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.36-Indemnification Agreement between Pier Luigi Foschi and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.13 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.37-Indemnification Agreement between Howard S. Frank and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.15 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.38-Indemnification Agreement between A. Kirk Lanterman and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.18 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.39-Indemnification Agreement between Dr. Modesto A. Maidique and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.20 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.40-Indemnification Agreement between Peter G. Ratcliffe and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.24 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.41-Indemnification Agreement between Stuart S. Subotnick and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.26 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.42-Indemnification Agreement between Uzi Zucker and Carnival Corporation, dated April 17, 2003, incorporated by reference to Exhibit 10.28 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.43-Director Appointment letter between Micky M. Arison and Carnival plc, dated April 14, 2003, incorporated by reference to Exhibit 10.4 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.44-Director's Appointment Letter between Richard G. Capen and Carnival plc, incorporated by reference to Exhibit No. 10.6 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.45-Director Appointment letter between Robert H. Dickinson and Carnival plc, dated April 14, 2003, incorporated by reference to Exhibit 10.8 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.46-Director's Appointment Letter between Arnold W. Donald and Carnival plc, incorporated by reference to Exhibit No. 10.10 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.47-Director's Appointment Letter between Pier Luigi Foschi and Carnival plc, incorporated by reference to Exhibit No. 10.12 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.48-Director Appointment letter between Howard S. Frank and Carnival plc, dated April 14,

2003, incorporated by reference to Exhibit 10.14 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.49-Director's Appointment Letter between Modesto A. Maidique and Carnival plc, incorporated by reference to Exhibit No. 10.19 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.50-Director Appointment letter between Sir John Parker and Carnival Corporation, dated April 14, 2003, incorporated by reference to Exhibit 10.22 to the joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.51-Director's Appointment Letter between Stuart Subotnick and Carnival plc, incorporated by reference to Exhibit No. 10.25 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

10.52-Director's Appointment Letter between Uzi Zucker and Carnival plc, incorporated by reference to Exhibit No. 10.27 to our joint Quarterly Report on Form 10-Q .

10.53-Director Appointment letter between John McNulty and Carnival plc, dated June 25, 2003, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2003.

10.54-Amendment of the Carnival Corporation "Fun Ship" Nonqualified Savings Plan, incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

10.55-Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees, incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

10.56-The P&O Princess Cruises Executive Share Option Plan, incorporated by reference to Exhibit 4.9 to P&O Princess' Annual Report on Form 20-F for the year ended December 30, 2001.

10.57-The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan, incorporated by reference to Exhibit 4.10 to P&O Princess' Annual Report on Form 20-F for the year ending December 30, 2001.

10.58-1994 Carnival Cruise Lines Key Management Incentive Plan as amended on July 17, 2000, incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2000.

12-Ratio of Earnings to Fixed Charges.

13-Portions of 2003 Annual Report incorporated by reference into 2003 joint Annual Report on Form 10-K.

21-Significant Subsidiaries of Carnival Corporation and Carnival plc.

23-Consent of PricewaterhouseCoopers LLP.

31.1-Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2-Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3-Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4-Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5-Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6-Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

32.1-Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2-Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3-Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4-Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5-Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6-Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.