Form 10-Q
period 2004-02-29
CARNIVAL PLC; CARNIVAL CORP
filed 2004-04-08
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004

                                       or

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

             None                                            None
 (Former name, former address                    (Former name, former address
  and former fiscal year, if                      and former fiscal year, if
  changed since last report.)                     changed since last report.)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      At April 2, 2004, Carnival Corporation     At April 2, 2004, Carnival plc
      had outstanding 632,678,631 shares of      had outstanding 211,574,618
      Common Stock, $.01 par value.              Ordinary Shares $1.66 stated
                                                 value, one Special Voting,
                                                 Share, GBP 1.00 par value and
                                                 632,678,631 Trust Shares of
                                                 beneficial interest in the P&O
                                                 Special Voting Trust.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)

                                                              Three Months
                                                         Ended February 29/28,
                                                       ------------------------
                                                         2004             2003
                                                       -------          -------

Revenues
  Cruise
    Passenger tickets                                  $ 1,527          $   800
    Onboard and other                                      445              232
  Other                                                      8                3
                                                       -------          -------
                                                         1,980            1,035
                                                       -------          -------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
        and other                                          384              174
      Onboard and other                                     81               28
      Payroll and related                                  236              130
      Food                                                 127               69
      Other ship operating                                 378              212
    Other                                                   10                7
                                                       -------          -------
    Total                                                1,216              620
  Selling and administrative                               316              177
  Depreciation and amortization                            188              106
                                                       -------          -------
                                                         1,720              903
                                                       -------          -------

Operating Income                                           260              132
                                                       -------          -------

Nonoperating (Expense) Income
  Interest income                                            4                4
  Interest expense, net of
    capitalized interest                                   (65)             (29)
  Other income, net                                                          15
                                                       -------          -------
                                                           (61)             (10)
                                                       -------          -------

Income Before Income Taxes                                 199              122

Income Tax Benefit, Net                                      4                5
                                                       -------          -------

Net Income                                             $   203          $   127
                                                       =======          =======

Earnings Per Share
  Basic                                                $  0.25          $  0.22
                                                       =======          =======
  Diluted                                              $  0.25          $  0.22
                                                       =======          =======

Dividends Per Share                                    $ 0.125          $ 0.105
                                                       =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (in millions, except par/stated values)

                                                               February 29,    November 30,
                                                                   2004            2003
                                                                 --------        --------
ASSETS
Current Assets
  Cash and cash equivalents                                      $    563        $  1,070
  Accounts receivable, net                                            445             403
  Inventories                                                         200             171
  Prepaid expenses and other                                          237             213
  Fair value of derivative contracts                                  147             275
                                                                 --------        --------
    Total current assets                                            1,592           2,132
                                                                 --------        --------

Property and Equipment, Net                                        18,928          17,522

Goodwill                                                            3,123           3,031

Trademarks                                                          1,357           1,324

Other Assets                                                          506             482
                                                                 --------        --------
                                                                 $ 25,506        $ 24,491
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                          $    101        $     94
  Current portion of long-term debt                                   479             392
  Accounts payable                                                    689             645
  Accrued liabilities and other                                       455             468
  Customer deposits                                                 1,561           1,352
  Dividends payable                                                   100             100
  Fair value of hedged firm commitments                               144             264
                                                                 --------        --------
    Total current liabilities                                       3,529           3,315
                                                                 --------        --------

Long-Term Debt                                                      7,247           6,918

Deferred Income and Other Long-Term Liabilities                       548             465

Contingencies (Note 5)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
     value; 1,960 shares authorized; 633 shares
     at 2004 and 630 shares at 2003 issued and outstanding              6               6
  Ordinary shares of Carnival plc; $1.66 stated value;
     226 shares authorized; 211 shares at 2004 and
     210 shares at 2003 issued                                        352             349
  Additional paid-in capital                                        7,254           7,163
  Retained earnings                                                 7,294           7,191
  Unearned stock compensation                                         (22)            (18)
  Accumulated other comprehensive income                              356             160
  Treasury stock, 42 shares of Carnival plc at cost                (1,058)         (1,058)
                                                                 --------        --------
     Total shareholders' equity                                    14,182          13,793
                                                                 --------        --------
                                                                 $ 25,506        $ 24,491
                                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in millions)

                                                   Three Months Ended February 29/28,
                                                   ----------------------------------
                                                           2004         2003
                                                         -------        -----
OPERATING ACTIVITIES
Net income                                               $   203        $ 127
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                            188          106
    Accretion of original issue discount                       5            5
    Other                                                      3           (4)
Changes in operating assets and liabilities
    (Increase) decrease in
      Receivables                                            (53)           2
      Inventories                                            (26)          (3)
      Prepaid expenses and other                              (8)         (26)
    Increase (decrease) in
      Accounts payable                                        23           27
      Accrued and other liabilities                           20          (19)
      Customer deposits                                      187          (44)
                                                         -------        -----
        Net cash provided by operating activities            542          171
                                                         -------        -----

INVESTING ACTIVITIES
Additions to property and equipment                       (1,363)        (112)
Proceeds from retirement of property and equipment            77           31
Other, net                                                    (1)          (5)
                                                         -------        -----
        Net cash used in investing activities             (1,287)         (86)
                                                         -------        -----

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                     457          148
Principal repayments of long-term debt                      (204)        (109)
Dividends paid                                              (100)         (62)
Proceeds from exercise of stock options                       87            1
Other                                                          2
                                                         -------        -----
        Net cash provided by (used in)
          financing activities                               242          (22)
                                                         -------        -----
Effect of exchange rate changes on cash
  and cash equivalents                                        (4)           3
                                                         -------        -----
        Net(decrease) increase in cash and
          cash equivalents                                  (507)          66
Cash and cash equivalents at beginning of period           1,070          667
                                                         -------        -----
Cash and cash equivalents at end of period               $   563        $ 733
                                                         =======        =====

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - General

      Basis of Presentation

      On April 17, 2003, Carnival Corporation and Carnival plc (formerly known as P&O Princess Cruises plc or "P&O Princess") completed a dual listed company ("DLC") transaction (the "DLC transaction"), which implemented Carnival Corporation & plc's DLC structure. The DLC transaction combined the businesses of Carnival Corporation and Carnival plc through a number of contracts and amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities, however, they operate as if they were a single economic enterprise.

      Carnival Corporation is a Panamanian corporation, and Carnival plc is incorporated in England and Wales. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we." Our consolidated financial statements include the consolidated results of Carnival Corporation for all periods presented and Carnival plc's consolidated results of operations since April 17, 2003.

      The accompanying consolidated balance sheet at February 29, 2004 and the consolidated statements of operations and cash flows for the three months ended February 29/28, 2004 and 2003 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2003 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

      Commencing with the third quarter of fiscal 2003, we changed the reporting format of our consolidated statements of operations to present our significant revenue sources and their directly related variable costs and expenses. In addition, we have separately identified certain ship operating expenses, such as payroll and related expenses and food costs. Reclassifications have been made to prior period amounts to conform to the current period presentation.

Note 2 - Stock-Based Compensation

      Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards instead of the fair value method. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. Our adjusted net income and adjusted earnings per share, had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows (in millions, except per share amounts):

                                                              Three Months
                                                         Ended February 29/28,
                                                         ---------------------
                                                         2004              2003
                                                        -----             -----

Net income, as reported                                 $ 203             $ 127
Stock-based compensation
  expense included in
  net income, as reported                                   2                 1
Total stock-based compensation
  expense determined under
  the fair value-based method
  for all awards                                          (33)(a)            (8)
                                                        -----             -----
Adjusted net income for basic
  earnings per share                                      172               120
Interest on dilutive 2% convertible
  notes                                                     4
                                                        -----             -----
Adjusted net income for diluted
  earnings per share                                    $ 176             $ 120
                                                        =====             =====

Earnings per share
  Basic
    As reported                                         $0.25             $0.22
                                                        =====             =====
    Adjusted                                            $0.22             $0.20
                                                        =====             =====
  Diluted
    As reported                                         $0.25             $0.22
                                                        =====             =====
    Adjusted                                            $0.22             $0.20
                                                        =====             =====

(a) During the three months ended February 29, 2004, we completed a corporate reorganization. As a result of that reorganization, 2.3 million unvested options held by employees vested immediately. This vesting occurred either in accordance with the terms of the option plan or to avoid having these employees and Carnival Corporation incur unduly burdensome taxes upon the exercise of such options at a later date. As a result of this accelerated vesting we included an additional nonrecurring amount of $23 million of stock-based compensation expense determined under the fair value-based method in the first quarter of 2004.

NOTE 3 - DLC Transaction

      The DLC transaction has been accounted for as an acquisition of Carnival plc by Carnival Corporation, using the purchase method of accounting. Carnival plc's accounting policies have been conformed to Carnival Corporation's policies. Carnival plc's reporting period has been changed to Carnival Corporation's reporting period, and the pro forma information presented below covers the same period of time for both companies.

      The following pro forma information has been prepared as if the DLC transaction had occurred on December 1, 2002 rather than April 17, 2003 and has not been adjusted to reflect any net transaction benefits. In addition, the pro forma information presented below does not purport to represent what the results of operations actually could have been if the DLC transaction had occurred on December 1, 2002 or what those results will be for any future periods. Management has prepared the pro forma information based upon the companies' reported financial information.

                                          Three Months Ended February 28, 2003
                                          ------------------------------------
                                        (in millions, except earnings per share)

Pro forma revenues                                      $1,622
                                                        ======
Pro forma net income (a)(b)                             $  123
                                                        ======

Pro forma earnings per share
  Basic                                                 $ 0.15
                                                        ======
  Diluted                                               $ 0.15
                                                        ======

Pro forma weighted-average
  shares outstanding
    Basic                                                  795
                                                        ======
    Diluted                                                799
                                                        ======

(a) In accordance with SFAS No. 141, "Business Combinations," pro forma net income was reduced by $24 million for Carnival plc's nonrecurring costs related to its completion of the DLC transaction with Carnival Corporation, which were expensed by Carnival plc prior to April 17, 2003.

(b) Pro forma net income included $19 million of income related to the receipt of nonrecurring net insurance proceeds.

NOTE 4 - Debt

      In February 2004, we borrowed $381 million to finance a portion of the Diamond Princess purchase price, pursuant to a committed financing arrangement. This loan has both a fixed and variable interest rate component and at February 29, 2004 had a weighted-average interest rate of 3.5%. This loan matures through May 2016.

      In March 2004, Carnival plc entered into a 600 million euro unsecured multi-currency revolving credit facility, guaranteed by Carnival Corporation, which currently bears interest at eurolibor plus 30 basis points ("BPS"), which interest rate spread over the base rate will vary based on changes to Carnival plc's senior unsecured credit rating. This facility also has a nine BPS commitment fee on the undrawn portion and expires in March 2005, but provides Carnival plc with the option to extend the repayment date of the then existing outstanding borrowings to June 2006. In connection with obtaining this new revolver, Carnival plc repaid the $93 million outstanding under the P&O Princess Cruises International Limited ("POPCIL") $710 million revolving credit facilities, which facilities were then terminated prior to their September 2005 maturity dates.

      In connection with a corporate reorganization that was completed in late February 2004, the POPCIL deed of guarantee dated June 19, 2003, which guaranteed substantially all of Carnival Corporation's and Carnival plc's debt was terminated in accordance with its terms. The deeds of guarantee between Carnival Corporation and Carnival plc are still in effect, thus effectively cross guaranteeing all Carnival Corporation and Carnival plc indebtedness and other monetary obligations.

NOTE 5 - Contingencies

      Litigation

      In 2002, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of travel agencies that referenced a Carnival Cruise Lines product. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. We believe that we have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.

      In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), a wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America Line ships in Alaska. HAL-USA responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

      On August 17, 2002, an incident occurred in Juneau, Alaska onboard Holland America Line's Ryndam involving a wastewater discharge from the ship. As a result of this incident, the Office of the U.S. Attorney in Anchorage, Alaska initiated a grand jury proceeding. The State of Alaska is separately investigating this incident.

      On March 5, 2004, Holland America Line notified the United States and Netherlands governmental authorities that one of its chief engineers had admitted to improperly processing bilge water on the Noordam. A subsequent internal investigation has determined that the improper operation may have begun in January 2004 and may have continued sporadically through March 4, 2004. Holland America Line and three shipboard engineers have received grand jury subpoenas from the Office of the U.S. Attorney in Tampa, Florida.

      If either the Ryndam or the Noordam investigations result in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve during the period of debarment. The ultimate outcomes of these matters cannot be determined at this time. However, if Holland America Line were to lose its Glacier Bay permits we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska that can be substituted for Glacier Bay.

      Costa Cruises ("Costa") has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is now expected that the arbitration tribunal's decision will be made in late-2004 at the earliest. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa would have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

      On April 23, 2003, Festival Crociere S.p.A. commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have been granted leave to intervene in the Festival Action and are contesting such action vigorously. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the

DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction. However, the ultimate outcome of this matter cannot be determined at this time.

      In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our self-insurance retention levels. However, the ultimate outcome of these claims and lawsuits which are not covered by insurance cannot be determined at this time.

      Contingent Obligations

      At February 29, 2004, Carnival Corporation had contingent obligations totaling $1.06 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, Carnival Corporation obtained a direct guarantee from another AAA rated financial institution for $284 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, Carnival Corporation would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, it would be required to provide a standby letter of credit for $84 million, or alternatively provide mortgages in the aggregate amount of $84 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of February 29, 2004 have to pay a total of $177 million in stipulated damages. As of February 29, 2004, $186 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In the event Carnival Corporation were to default under its $1.4 billion revolving credit facility, it would be required to post cash collateral to support the stipulated damages standby letters of credit. Between 2017 and 2022, Carnival Corporation has the right to exercise options that would terminate these transactions at no cost to it. As a result of these three transactions, we have $39 million and $40 million of deferred income recorded on our balance sheets as of February 29, 2004 and November 30, 2003, respectively, which is being amortized to nonoperating income through 2022.

      Other Contingent Obligations

      Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. Based upon current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 6 - Comprehensive Income

      Comprehensive income for the three months ended February 29/28, 2004 and 2003 was as follows (in millions):

                                                               Three Months
                                                          Ended February 29/28,
                                                          ---------------------
                                                          2004             2003
                                                         -----            -----

Net income                                               $ 203            $ 127
Foreign currency translation
  adjustment                                               209               54
Changes related to cash flow
  derivative hedges                                        (13)              (2)
Unrealized losses on
  marketable securities                                                      (1)
                                                         -----            -----
Total comprehensive income                               $ 399            $ 178
                                                         =====            =====

NOTE 7 - Segment Information

      Our cruise segment included all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics. Our other segment represented the hotel, tour and transportation operations of Holland America Tours and Princess Tours and the business to business travel agency operations of P&O Travel Ltd., the latter two since completion of the DLC transaction on April 17, 2003.

      Selected segment information for the three months ended February 29/28, 2004 and 2003 for our cruise and other segments was as follows (in millions):

                                                          Selling      Operating
                            Revenues      Operating     and admin-       income
2004                          (a)          expenses      istrative       (loss)
                            --------      ---------     ----------     ---------
Cruise                      $ 1,972        $ 1,206        $   302       $   281
Other                            10             12             14           (21)
Intersegment elimination         (2)            (2)
                            -------        -------        -------       -------
                            $ 1,980        $ 1,216        $   316       $   260
                            =======        =======        =======       =======
2003
Cruise                      $ 1,032        $   613        $   170       $   143
Other                             5              9              7           (11)
Intersegment elimination         (2)            (2)
                            -------        -------        -------       -------
                            $ 1,035        $   620        $   177       $   132
                            =======        =======        =======       =======

(a) Revenue amounts in 2003 have been reclassified to conform to the 2004 presentation.

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                              Three Months Ended
                                                                February 29/28,
                                                                ---------------
                                                                2004        2003
                                                               -----       -----

Net income                                                     $ 203       $ 127
Interest on dilutive 2% convertible
  notes                                                            4
                                                               -----       -----
Net income for diluted earnings
  per share                                                    $ 207       $ 127
                                                               =====       =====

Weighted-average common and
  ordinary shares outstanding                                    800         587
Dilutive effect of 2% convertible
  notes                                                           15
Dilutive effect of stock plans                                     5           1
                                                               -----       -----
Diluted weighted-average shares
  outstanding                                                    820         588
                                                               =====       =====

Basic earnings per share                                       $0.25       $0.22
                                                               =====       =====
Diluted earnings per share                                     $0.25       $0.22
                                                               =====       =====

      The weighted-average shares outstanding for the three months ended February 29, 2004 included the Carnival plc shares.

      Carnival Corporation's common stock price was above the defined trigger prices for two of its convertible notes for a defined duration of time during the three months ended February 29, 2004 and, therefore, its zero-coupon notes and 2% convertible notes are convertible into Carnival Corporation common stock during its 2004 second quarter at conversion prices of $31.28 and $39.14 per share, respectively. The assumed conversion of the zero-coupon notes into a maximum of 17.4 million shares was anti-dilutive in the first quarter of 2004 and, therefore, did not affect our earnings per share computation.

      Our diluted earnings per share computation for the three months ended February 29, 2004 did not include a maximum of 20.9 million shares (32.7 million in 2003) of Carnival Corporation common stock issuable upon conversion of its other convertible debt, as this common stock was not issuable under the contingent conversion provisions of these debt instruments. In addition, options to purchase 5.0 million and 9.5 million shares for the three months ended February 29/28, 2004 and 2003, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this joint Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, plans, outlook, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and tax costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

-     achievement of expected benefits from the DLC transaction;

-     risks associated with the DLC structure;

- risks associated with the uncertainty of the tax status of the DLC structure;

- general economic and business conditions, which may impact levels of disposable income of consumers and net revenue yields for our cruise brands;

- conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and increases in capacity offered by cruise ship and land-based vacation alternatives;

-     risks associated with operating internationally;

- the international political and economic climate, armed conflicts, terrorist attacks and threats thereof, including the risk of attack at the 2004 Summer Olympics in Athens, Greece, for which we have chartered four of our ships to third parties, availability of air service, other world events and adverse publicity, and their impact on the demand for cruises;

- accidents and other incidents affecting the health, safety, security and vacation satisfaction of passengers;

- our ability to implement our shipbuilding programs and brand strategies and to continue to expand our business worldwide;

- our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

- our ability to obtain financing on terms that are favorable or consistent with our expectations;

- the impact of changes in operating and financing costs, including changes in foreign currency and interest rates and fuel, food, payroll, insurance and security costs;

- changes in the tax, environmental, health, safety, security and other regulatory regimes under which we operate;

-     continued availability of attractive port destinations;

- our ability to successfully implement cost improvement plans and to integrate business acquisitions;

-     continuing financial viability of our travel agent distribution system;
      and

-     weather patterns or natural disasters.

      Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this joint Quarterly Report on Form 10-Q, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Key Performance Indicators, Pro Forma Information and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of its most significant variable costs (travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues). Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control costs. In calculating this measure, we exclude the same variable costs as described above, which are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in the two non-GAAP financial measures described above.

      We have not provided estimates of future gross revenue yields or future gross cruise costs per ALBD because the reconciliations of forecasted net cruise revenues to forecasted gross cruise revenues or forecasted net cruise costs to forecasted cruise operating expenses would require us to forecast, with reasonable accuracy, the amount of air and other transportation costs that our forecasted cruise passengers would elect to purchase from us (the "air/sea mix"). Since the forecasting of future air/sea mix involves several significant variables that are relatively difficult to forecast and the revenues from the sale of air and other transportation approximate the costs of providing that transportation, management focuses primarily on forecasts of net cruise revenues and costs rather than gross cruise revenues and costs. This does not impact, in any material respect, our ability to forecast our future results, as any variation in the air/sea mix has no material impact on our forecasted net cruise revenues or forecasted net cruise costs. As such, management does not believe that this reconciling information would be meaningful.

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our key indicators assuming the 2004 exchange rates have remained constant with the prior year's comparable rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates. We believe that this is a useful measure indicating the actual growth of our operations.

      Our reported results for 2004 included Carnival Corporation and Carnival plc, and our 2003 reported results only included Carnival Corporation. Consequently, we believe that the most meaningful comparison of our financial results and operating metrics is to the comparable pro forma results and metrics which reflect the operations of both Carnival Corporation and the former P&O Princess acquired operations' 2003 first quarter as if the companies had been consolidated for that period. Accordingly, we have disclosed pro forma information, as well as the required reported information, in the discussion of our results of operations.

      The 2003 pro forma information was computed by adding the former P&O Princess acquired operations' 2003 results, adjusted for acquisition adjustments (reductions of $4 million of depreciation expense and $2 million of interest expense) and excluding $24 million of nonrecurring DLC transaction costs, to the 2003 Carnival Corporation reported results. For additional information related to the pro forma results of operations see Note 3 in the accompanying financial statements.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2003 joint Annual Report on Form 10-K.

Outlook For Remainder of Fiscal 2004

      We expect that second quarter 2004 net revenue yields will increase 10% to 12% (7% to 9% on a constant dollar basis), compared to last year's pro forma second quarter, which was the period most significantly impacted by the Iraq war. Net cruise costs per ALBD are expected to increase approximately 1% to 3% (flat to down 2% on a constant dollar basis), compared to pro forma 2003. Based on these estimates, we expect second quarter 2004 earnings per share to be in the range of $0.34 to $0.36.

      Net revenue yields for the last nine months of 2004 are expected to increase in the range of 6% to 8% (3% to 5% on a constant dollar basis), compared to pro forma 2003. Net cruise costs per ALBD for the remainder of 2004 are expected to be flat to up 2% (down 1% to 3% on a constant dollar basis), compared to pro forma 2003. Based on these estimates, we expect full year 2004 earnings to be in the range of $2.05 to $2.15 per share. Our current guidance is based on an exchange rate of $1.23 to the euro and $1.81 to the sterling.

      Assuming that the DLC transaction was completed and the former P&O Princess' acquired operations were consolidated for the full period in 2003, our ALBD capacity is currently expected to increase 22.3%, 17.9% and 13.5% in the second, third and fourth quarters of fiscal 2004, as compared to pro forma ALBD for the same period of fiscal 2003.

      Seasonality

      Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the northern hemisphere summer months. The consolidation of the former P&O Princess brands has caused our quarterly results to be more seasonal than we had previously experienced, as their business is more seasonal. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. Revenues from Holland America Tours and Princess Tours are highly seasonal, with a vast majority of those revenues generated during the late spring and summer months in conjunction with the Alaska cruise season.

Three Months Ended February 29, 2004 ("2004") Compared to Pro Forma Three Months Ended February 28, 2003 ("pro forma 2003") and Reported Results for the Three Months Ended February 28, 2003 ("2003")

      Our reported and pro forma results of operations and selected statistical information were as follows:

                                           Three Months Ended February 29/28,                  2004 vs.
                                        ---------------------------------------         ----------------------
                                                       Pro Forma                       Pro Forma
                                                       ---------                       ---------
                                          2004            2003            2003            2003           2003
                                        -------         -------         -------         -------        -------
                                                                 (dollars in millions)
Revenues
  Cruise
    Passenger tickets                   $ 1,527         $ 1,263         $   800         $   264        $   727
    Onboard and other                       445             352             232              93            213
  Other                                       8               7               3               1              5
                                        -------         -------         -------         -------        -------
                                          1,980           1,622           1,035             358            945
                                        -------         -------         -------         -------        -------
Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
        and other                           384             312             174              72            210
      Onboard and other                      81              62              28              19             53
      Payroll and related                   236             192             130              44            106
      Food                                  127             105              69              22             58
      Other ship operating                  378             335             212              43            166
    Other                                    10              10               7                              3
                                        -------         -------         -------         -------        -------
    Total                                 1,216           1,016             620             200            596
                                        -------         -------         -------         -------        -------
  Selling and administrative                316             283             177              33            139
  Depreciation and amortization             188             151             106              37             82
                                        -------         -------         -------         -------        -------
Operating Income                            260             172             132              88            128
Nonoperating Expense, Net                   (61)            (30)            (10)            (31)           (51)
                                        -------         -------         -------         -------        -------
Income Before Income Taxes                  199             142             122              57             77
Income Tax Benefit, Net                       4               5               5              (1)            (1)
                                        -------         -------         -------         -------        -------
Net Income                              $   203         $   147         $   127         $    56        $    76
                                        =======         =======         =======         =======        =======
Selected Statistical Information
  Passengers carried
    (in thousands)                        1,362           1,206             923             156            439
                                        =======         =======         =======         =======        =======
  Occupancy percentage                    102.0%          100.4%          102.8%            1.6 pts.      (0.8) pts.
                                        =======         =======         =======         =======        =======

      Revenues

      Approximately $745 million of our reported cruise revenue increase was due to the consolidation of the former P&O Princess acquired brands. The remaining increase of $195 million (an 18.9% increase over 2003) resulted primarily from a 16.8% increase in Carnival Corporation's standalone ALBD capacity in 2004 compared to 2003 and higher revenue yields (revenue per ALBD). Onboard and other revenues included concession revenues of $56 million in 2004 and $40 million in 2003.

      We use net revenue yields to measure our cruise segment revenue performance. Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                             Three Months Ended February 29/28,
                                             ----------------------------------
                                        2004           Pro Forma 2003           2003
                                    ------------       --------------       ------------
                                           (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                 $      1,527        $      1,263        $        800
  Onboard and other                          445                 352                 232
                                    ------------        ------------        ------------
Gross cruise revenues                      1,972               1,615               1,032
Less cruise costs
  Commissions, transportation
    and other                               (384)               (312)               (174)
  Onboard and other                          (81)                (62)                (28)
                                    ------------        ------------        ------------
Net cruise revenues                 $      1,507        $      1,241        $        830
                                    ============        ============        ============

ALBDs                                 10,062,655           8,618,229           5,804,759
                                    ============        ============        ============

Gross revenue yields                $     196.04        $     187.31        $     177.67
                                    ============        ============        ============

Net revenue yields                  $     149.86        $     143.94        $     142.85
                                    ============        ============        ============

      Net revenue yields in 2004 increased 4.1 percent (4.7 percent gross) compared to pro forma 2003 net revenue yields largely due to the weak U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis were in line with the same period last year.

      Net revenue yields in 2004 increased 4.9 percent (10.3 percent gross) compared to 2003 primarily due to the weaker U.S. dollar and, to a lesser extent, higher net revenue yields from the former P&O Princess brands. Gross revenue yields increased more than net revenue yields because of the higher proportion of customers of the former P&O Princess brands who purchased air transportation from us.

      Costs and Expenses

      Approximately $578 million of the increase in our 2004 cruise operating and selling and administrative expenses compared to 2003 was due to the consolidation of the former P&O Princess brands. The remaining increase of $147 million (a 18.8% increase over 2003) resulted primarily from the 16.8% increase in Carnival Corporation standalone capacity in 2004 compared to 2003 and the weaker U.S. dollar relative to the euro and sterling. Finally, the increase in each of the individual cruise operating expense line items was primarily the result of the same factors as discussed within this section.

      We use net cruise costs per ALBD to monitor our ability to control our cruise segment costs. Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                                 Three Months Ended February 29/28,
                                                 ----------------------------------
                                            2004           Pro Forma 2003           2003
                                        ------------       --------------       ------------
                                           (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses               $      1,206        $      1,006        $        613
Cruise selling and
  administrative expenses                        302                 269                 170
                                        ------------        ------------        ------------
Gross cruise costs                             1,508               1,275                 783
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                                 (384)               (312)               (174)
    Onboard and other                            (81)                (62)                (28)
                                        ------------        ------------        ------------
Net cruise costs                        $      1,043        $        901        $        581
                                        ============        ============        ============

ALBDs                                     10,062,655           8,618,229           5,804,759
                                        ============        ============        ============

Gross cruise costs per ALBD             $     149.93        $     147.87        $     134.85
                                        ============        ============        ============

Net cruise costs per ALBD               $     103.75        $     104.50        $     100.03
                                        ============        ============        ============

      Net cruise costs per ALBD in 2004 were 0.7 percent less than pro forma 2003 net cruise costs. This decrease was achieved despite the impact of the weak dollar, which has the effect of significantly increasing cruise costs per ALBD. On a constant dollar basis, net cruise costs per ALBD declined 5.1 percent from the pro forma 2003 primarily due to the timing of advertising and other expenditures which are expected to be incurred later in the 2004 fiscal year, benefits of scale associated with a larger fleet of ships and synergy savings from the DLC transaction. Gross cruise costs per ALBD in 2004 increased 1.4 percent compared to pro forma 2003.

      Net cruise costs per ALBD in 2004 increased 3.7 percent (11.2 percent gross) compared to 2003 primarily because of the impact of the weak U.S. dollar and higher operating costs of the former P&O Princess brands. Gross cruise costs per ALBD increased more than net cruise costs per ALBD because of the higher proportion of the former P&O Princess brands' customers who purchased air transportation from us.

      Depreciation and amortization expense increased by $37 million, or 24.5%, to $188 million in 2004 from $151 million in pro forma 2003 largely due to the expansion of the combined fleet and ship improvement expenditures, as well as the impact of a weaker U.S. dollar. Depreciation and amortization increased by $82 million, or 77.4%, to $188 million in 2004 from $106 million in 2003. Approximately $54 million of this increase was from the consolidation of the former P&O Princess acquired operations. The majority of the remaining increase was a result of the expansion of the Carnival Corporation fleet and ship improvement expenditures.

      Nonoperating (Expense) Income

      Interest expense, net of interest income and excluding capitalized interest, increased to $71 million in 2004 from $34 million in 2003, or $37 million, which increase was comprised primarily of a $53 million increase in interest expense from our increased level of average borrowings and a weaker U.S. dollar, partially offset by a $16 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily a result of our consolidation of the former P&O Princess debt and new ship deliveries. Net interest expense, excluding capitalized interest, increased by $7 million, or 10.9%, to $71 million in 2004 from $64 million in pro forma 2003. This increase was primarily due to the increased level of average borrowings and the weaker U.S. dollar.

      Other nonoperating income was $15 million in 2003, which included $19 million from net insurance proceeds, $10 million as a result of Windstar Cruise's Wind Song casualty loss and $9 million as a reimbursement of expenses incurred in prior years.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $542 million of net cash from operations during the three months ended February 29, 2004, an increase of $371 million, or 217%, compared to 2003, due primarily to the consolidation of the former P&O Princess operations and higher cash flows from our existing Carnival Corporation operations. We continue to generate substantial cash from operations and remain in a strong financial position.

      During the first quarter of 2004, our expenditures for capital projects were $1.36 billion, of which $1.30 billion was spent for our ongoing new shipbuilding program, including the final delivery payments for the Queen Mary 2, Carnival Miracle and the Diamond Princess. The remaining capital expenditures consisted primarily of $41 million for ship improvements and refurbishments, and $22 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the three months ended February 29, 2004, we borrowed net proceeds of $253 million, which was used to finance a portion of the Diamond Princess purchase price and was net of debt repayments. We also paid cash dividends of $100 million in the first quarter of 2004.

      Future Commitments and Funding Sources

      Our contractual cash obligations, with initial and remaining terms in excess of one year, and contingent liabilities remained generally unchanged at February 29, 2004 compared to November 30, 2003, except for the following:

- Final contractual payments to shipyards for three new ship deliveries during the 2004 first quarter.

- In March 2004, Costa exercised its letter of intent and entered into a ship construction contract for a 3,004-passenger ship with Fincantieri for a summer 2006 delivery date at an estimated total cost of 450 million euros.

- In March 2004, we entered into a ship construction contract for a 1,850-passenger ship with Fincantieri for a December 2006 delivery date at an estimated total cost of 390 million euros.

- Changes to our debt and contingent obligations are discussed in Notes 4 and 5 in the accompanying financial statements.

      As of February 29, 2004, as adjusted for the March 2004 replacement of the POPCIL revolving credit facilities with a new Carnival plc 600 million euro facility, we had liquidity of $3.14 billion, which consisted of $563 million of cash and cash equivalents, $2.22 billion available for borrowing under our $2.47 billion revolving credit facilities, and $355 million under a committed ship financing arrangement. Our revolving credit facilities mature in May and June 2006, except for our new Carnival plc 600 million euro facility, which expires in March 2005 (see Note 4 in the accompanying financial statements). A key to our access to liquidity is the maintenance of our strong credit ratings.

      We believe that our existing liquidity and cash flow from future operations will be sufficient to fund our committed capital projects, debt service requirements, dividend payments, working capital and other firm commitments. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial statements.

Item 4. Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2004, that they are effective as described above.

      Changes in Internal Controls

      There were no significant changes in our internal controls or other factors that could significantly affect these controls during the 2004 first quarter and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      Two actions referred to as the Facsimile Complaints were previously reported in the Carnival Corporation and Carnival plc joint Annual Report on Form 10-K for the fiscal year ended November 30, 2003. A hearing on class certification issues in one of these actions has been rescheduled for August 18, 2004.

      On March 5, 2004, Holland America Line notified the United States and Netherlands governmental authorities that one of its chief engineers had admitted to improperly processing bilge water on the Noordam. A subsequent internal investigation has determined that the improper operation may have begun in January 2004 and may have continued sporadically through March 4, 2004. Holland America Line and three shipboard engineers have received grand jury subpoenas from the Office of the U.S. Attorney in Tampa, Florida.

Item 2. Changes in Securities and Use of Proceeds.

      On December 1, 2003, as a part of a corporate reorganization of Carnival Corporation & plc, Carnival Corporation assumed Carnival plc's obligations under its 7.30% Notes due 2007 and 7.875% Debentures due 2027. Simultaneously, Carnival plc agreed to guarantee those Carnival Corporation obligations. On February 2, 2004, Carnival plc extended its April 17, 2003 deed of guarantee (the "plc Guarantee") to substantially all of Carnival Corporation's outstanding debt obligations other than those obligations to which the plc Guarantee already applied, including the various series of Carnival Corporation debt securities that were either issued in transactions registered under the Securities Act of 1933 or registered for resale under such Act, prior to the completion of the DLC transaction on April 17, 2003. As previously reported in our joint Current Report on Form 8-K filed on March 5, 2004, on February 27, 2004, POPCIL's deed of guarantee dated June 19, 2003 was terminated. That guarantee had previously been extended to all of Carnival Corporation's public debt.

Item 5. Other.

      Set forth below is a related party transaction that was originally disclosed in Item 13. "Certain Relationships and Related Transactions" in the Carnival Corporation and Carnival plc joint Annual Report on Form 10-K for the fiscal year ended November 30, 2003 as incorporated by reference from the 2004 definitive joint proxy statement of Carnival Corporation and Carnival plc. This revised disclosure is being included in this joint Quarterly Report on Form 10-Q to correct a factual mistake regarding the total amounts paid by us to Cruise Specialists, Inc.

      Transactions with Cruise Specialists, Inc. Janet Olczak Lanterman, the wife of A. Kirk Lanterman, one of our executive officers and a director, is the owner of a travel agency located in Seattle, Washington, named Cruise Specialists, Inc. Under the laws of the State of Washington, Ms. Lanterman's ownership interest in Cruise Specialists is her separate property and, accordingly, Mr. Lanterman does not have any ownership interest in the agency. Cruise Specialists sells cruises and other similar products for various travel providers, including us, under arrangements that are common throughout the travel industry, whereby Cruise Specialists receives compensation based on sales generated. In fiscal 2003, Cruise Specialists generated approximately $14.9 million of gross revenues for Carnival Corporation & plc. In connection with such revenues, Cruise Specialists received from Carnival Corporation & plc approximately $3.3 million in commissions and other marketing incentive payments. Carnival Corporation & plc believe that the terms and conditions of the agreement with Cruise Specialists are no less favorable to Carnival Corporation & plc than terms and conditions available for comparable transactions with unaffiliated persons.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      3.1 Third Amended and Restated Articles of Incorporation of Carnival Corporation, incorporated by reference to Exhibit No. 3.1 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

      3.2 Amended and Restated By-laws of Carnival Corporation, incorporated by reference to Exhibit No. 3.2 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

      3.3 Articles of Association of Carnival plc, incorporated by reference to Exhibit No. 3.3 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

      3.4 Memorandum of Association of Carnival plc, incorporated by reference to Exhibit No. 3.4 to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc.

      10.1 Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.

      10.2 Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.

      10.3 Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan.

      12    Ratio of Earnings to Fixed Charges.

      31.1 Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.3 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.4 Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.5 Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.6 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.3 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation pursuant to 18 U.S.C. Section

            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.4 Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.5 Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.6 Certification of Executive Vice President and Chief Financial and Accounting Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION                    CARNIVAL plc


By:/s/ Micky Arison                     By:/s/ Micky Arison
   -------------------------------         ----------------------------------
Micky Arison                            Micky Arison
Chairman of the Board of Directors      Chairman of the Board of Directors
and Chief Executive Officer             and Chief Executive Officer


By:/s/ Howard S. Frank                  By:/s/ Howard S. Frank
   -------------------------------         ----------------------------------
Howard S. Frank                         Howard S. Frank
Vice Chairman of the Board of           Vice Chairman of the Board of
Directors and Chief Operating Officer   Directors and Chief Operating Officer


By:/s/ Gerald R. Cahill                 By:/s/ Gerald R. Cahill
   -------------------------------         ----------------------------------
Gerald R. Cahill                        Gerald R. Cahill
Executive Vice President                Executive Vice President
and Chief Financial and                 and Chief Financial and
Accounting Officer                      Accounting Officer

Dated: April 8, 2004                    Dated: April 8, 2004