Form 10-Q
period 2004-05-31
CARNIVAL PLC; CARNIVAL CORP
filed 2004-07-14
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2004

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

At July 9, 2004, Carnival Corporation  At July 9, 2004, Carnival plc had
had outstanding 633,066,932 shares of  outstanding 211,815,857 Ordinary Shares
Common Stock, $.01 par value.          $1.66 stated value, one Special Voting
                                       Share, GBP 1.00 par value and 633,066,932
                                       Trust Shares of beneficial interest in
                                       the P&O Princess Special Voting Trust.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)

                                        Six Months             Three Months
                                       Ended May 31,           Ended May 31,
                                       -------------           -------------
                                     2004        2003        2004        2003
                                     ----        ----        ----        ----

Revenues
  Cruise
    Passenger tickets               $ 3,218     $ 1,808     $ 1,691     $ 1,008
    Onboard and other                   976         536         529         305
  Other                                  45          33          36          29
                                    -------     -------     -------     -------
                                      4,239       2,377       2,256       1,342
                                    -------     -------     -------     -------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
         and other                      760         386         376         212
      Onboard and other                 178          72          97          44
      Payroll and related               486         302         249         172
      Food                              264         158         137          88
      Other ship operating              817         496         437         283
    Other                                43          33          33          28
                                    -------     -------     -------     -------
    Total                             2,548       1,447       1,329         827
  Selling and administrative            638         389         322         212
  Depreciation and amortization         388         241         200         135
                                    -------     -------     -------     -------
                                      3,574       2,077       1,851       1,174
                                    -------     -------     -------     -------

Operating Income                        665         300         405         168
                                    -------     -------     -------     -------

Nonoperating (Expense) Income
  Interest income                         9          13           4           9
  Interest expense, net of
    capitalized interest               (136)        (71)        (70)        (42)
  Other (expense) income, net            (7)          4          (7)        (11)
                                    -------     -------     -------     -------
                                       (134)        (54)        (73)        (44)
                                    -------     -------     -------     -------

Income Before Income Taxes              531         246         332         124

Income Tax Benefit, Net                   4           9                       4
                                    -------     -------     -------     -------

Net Income                          $   535     $   255     $   332     $   128
                                    =======     =======     =======     =======

Earnings Per Share
  Basic                             $  0.67     $  0.40     $  0.41     $  0.19
                                    =======     =======     =======     =======
  Diluted                           $  0.66     $  0.40     $  0.41     $  0.19
                                    =======     =======     =======     =======

Dividends Per Share                 $  0.25     $  0.21     $ 0.125     $ 0.105
                                    =======     =======     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (in millions, except par/stated values)

                                                               May 31,    November 30,
                                                                2004         2003
                                                                ----         ----
ASSETS
Current Assets
  Cash and cash equivalents                                   $    443     $  1,070
  Accounts receivable, net                                         425          403
  Inventories                                                      211          171
  Prepaid expenses and other                                       270          213
  Fair value of derivative contracts                               101          275
                                                              --------     --------
    Total current assets                                         1,450        2,132
                                                              --------     --------

Property and Equipment, Net                                     19,948       17,522

Goodwill                                                         3,212        3,031

Trademarks                                                       1,349        1,324

Other Assets                                                       444          482
                                                              --------     --------
                                                              $ 26,403     $ 24,491
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                       $    249     $     94
  Current portion of long-term debt                                508          392
  Convertible debt subject to current
    put option                                                     600           --
  Accounts payable                                                 711          640
  Accrued liabilities and other                                    410          426
  Customer deposits                                              2,111        1,352
  Dividends payable                                                100          100
  Fair value of hedged firm commitments                            101          264
                                                              --------     --------
    Total current liabilities                                    4,790        3,268
                                                              --------     --------

Long-Term Debt                                                   6,623        6,918

Other Long-Term Liabilities and Deferred Income                    593          512

Contingencies (Note 5)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
     value; 1,960 shares authorized; 633 shares
     at 2004 and 630 shares at 2003 issued and outstanding           6            6
  Ordinary shares of Carnival plc; $1.66 stated value;
     226 shares authorized; 212 shares at 2004 and
     210 shares at 2003 issued                                     352          349
  Additional paid-in capital                                     7,263        7,163
  Retained earnings                                              7,526        7,191
  Unearned stock compensation                                      (19)         (18)
  Accumulated other comprehensive income                           327          160
  Treasury stock, 42 shares of Carnival plc at cost             (1,058)      (1,058)
                                                              --------     --------
     Total shareholders' equity                                 14,397       13,793
                                                              --------     --------
                                                              $ 26,403     $ 24,491
                                                              ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                        Six Months Ended May 31,
                                                        ------------------------
                                                           2004         2003
                                                           ----         ----

OPERATING ACTIVITIES
Net income                                               $   535     $   255
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                            388         241
    Accretion of original issue discount                      11          10
    Other                                                     12           4
Changes in operating assets and liabilities,
  excluding business acquired
    Increase in
      Receivables                                            (18)        (39)
      Inventories                                            (42)         (4)
      Prepaid expenses and other                             (49)        (41)
    Increase (decrease) in
      Accounts payable                                        64          56
      Accrued and other liabilities                           64         (34)
      Customer deposits                                      742         217
                                                         -------     -------
        Net cash provided by operating activities          1,707         665
                                                         -------     -------

INVESTING ACTIVITIES
Additions to property and equipment                       (2,648)       (613)
Cash acquired from the acquisition of P&O Princess, net                  156
Proceeds from retirement of property and equipment            77          51
Other, net                                                   (13)        (31)
                                                         -------     -------
        Net cash used in investing activities             (2,584)       (437)
                                                         -------     -------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                     842         898
Principal repayments of long-term debt                      (624)       (284)
Proceeds from short-term borrowings, net                     153          49
Dividends paid                                              (199)       (123)
Proceeds from exercise of stock options                       97          14
Other                                                         (4)        (12)
                                                         -------     -------
        Net cash provided by financing activities            265         542
                                                         -------     -------
Effect of exchange rate changes on cash
  and cash equivalents                                       (15)        (56)
                                                         -------     -------
        Net(decrease) increase in cash and
          cash equivalents                                  (627)        714
Cash and cash equivalents at beginning of period           1,070         667
                                                         -------     -------
Cash and cash equivalents at end of period               $   443     $ 1,381
                                                         =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is a Panamanian corporation, and Carnival plc is incorporated in England and Wales. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we." Our consolidated financial statements only include the consolidated results of the former P&O Princess Cruises plc operations since April 17, 2003.

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

      The accompanying consolidated balance sheet at May 31, 2004, the consolidated statements of operations for the six and three months ended May 31, 2004 and 2003 and the consolidated statements of cash flows for the six months ended May 31, 2004 and 2003 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, except as noted in the second paragraph of Note 3, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2003 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

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

Note 2 - Stock-Based Compensation

      Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, we elected to use the intrinsic value method of accounting for our employee and director stock-based compensation awards instead of the fair value method. Accordingly, we have not recognized compensation expense for our noncompensatory employee and director stock option awards. Our adjusted net income and adjusted earnings per share, had we elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows (in millions, except per share data):

                                             Six Months           Three Months
                                             ----------           ------------
                                            Ended May 31,         Ended May 31,
                                            -------------         -------------
                                          2004         2003      2004      2003
                                          ----         ----      ----      ----

Net income, as reported                  $ 535        $ 255     $ 332     $ 128
Stock-based compensation
  expense included in
  net income, as reported                    6            2         4         1
Total stock-based compensation
  expense determined under
  the fair value-based method
  for all awards                           (45)(a)      (17)      (12)       (9)
                                         -----        -----     -----     -----
Adjusted net income for basic
  earnings per share                       496          240       324       120
Interest on dilutive convertible
  notes                                     13                      9
                                         -----        -----     -----     -----
Adjusted net income for diluted
  earnings per share                     $ 509        $ 240     $ 333     $ 120
                                         =====        =====     =====     =====

Earnings per share
  Basic
    As reported                          $0.67        $0.40     $0.41     $0.19
                                         =====        =====     =====     =====
    Adjusted                             $0.62        $0.38     $0.40     $0.17
                                         =====        =====     =====     =====
  Diluted
    As reported                          $0.66        $0.40     $0.41     $0.19
                                         =====        =====     =====     =====
    Adjusted                             $0.62        $0.38     $0.40     $0.17
                                         =====        =====     =====     =====

(a) During the six months ended May 31, 2004 we completed a corporate reorganization. As a result of that reorganization, 2.3 million unvested options held by employees vested immediately. This vesting occurred either in accordance with the terms of the option plan or to avoid having these employees and Carnival Corporation incur unduly burdensome taxes upon the exercise of such options at a later date. As a result of this accelerated vesting we included an additional nonrecurring amount of $23 million of stock-based compensation expense determined under the fair value-based method in the adjusted net income for the six months ended May 31, 2004.

NOTE 3 - DLC Transaction

      The DLC transaction has been accounted for as an acquisition of P&O Princess by Carnival Corporation, using the purchase method of accounting. P&O Princess' accounting policies have been conformed to Carnival Corporation's policies. P&O Princess' reporting period has been changed to Carnival Corporation's reporting period, and the pro forma information presented below covers the same period of time for both companies. P&O Princess changed its name to Carnival plc upon completion of the DLC transaction. The P&O Princess purchase price was $5.36 billion and the number of additional shares effectively issued in the combined entity for purchase accounting purposes was 209.6 million.

      During the three months ended May 31, 2004 we increased the fair values of the P&O Princess publicly traded debt, and correspondingly, goodwill, by $87 million to take into account the extension of Carnival Corporation's guarantee to cover this debt as of the acquisition date. The impact of this correction on our current and prior period financial statements was immaterial. There have been no other significant changes to our goodwill carrying amount since November 30, 2003, other than the changes resulting from using different foreign currency translation rates at each balance sheet date.

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

                                             Six Months        Three Months
                                             ----------        ------------
                                            Ended May 31,      Ended May 31,
                                            -------------      -------------
                                                2003               2003
                                                ----               ----
                                        (in millions, except earnings per share)

Pro forma revenues                             $ 3,256            $ 1,634
                                               =======            =======
Pro forma net income (a)(b)                    $   221            $    97
                                               =======            =======

Pro forma earnings per share
  Basic                                        $  0.28            $  0.12
                                               =======            =======
  Diluted                                      $  0.28            $  0.12
                                               =======            =======

Pro forma weighted-average
  shares outstanding
    Basic                                          795                796
                                               =======            =======
    Diluted                                        799                799
                                               =======            =======

(a) In accordance with SFAS No. 141, "Business Combinations," pro forma net income was reduced by $51 million and $27 million for the six and three months ended May 31, 2003, respectively, for P&O Princess' nonrecurring costs related to its completion of the DLC transaction with Carnival Corporation, which were expensed by P&O Princess prior to April 17, 2003.

(b) Pro forma net income for the six and three months ended May 31, 2003 included a $16 million nonrecurring expense related to litigation and other charges associated with the DLC transaction. In addition, pro forma net income for the six months ended May 31, 2003, included $19 million of income related to the receipt of nonrecurring net insurance proceeds during the three months ended February 28, 2003.

NOTE 4 - Debt

      In February and May 2004, we borrowed an aggregate of $739 million to finance a portion of the Diamond Princess and Sapphire Princess purchase prices, pursuant to committed financing arrangements. These loans have both a fixed and variable interest rate component, mature through May 2016, and had a weighted-average interest rate of 3.9% at May 31, 2004. In addition, in March 2004 we extinguished $237 million of unsecured debt, which bore interest at USDLibor plus 1.33%, before its July 2008 maturity date.

      In March 2004, Carnival plc entered into a 600 million euro unsecured 364-day multi-currency revolving credit facility, guaranteed by Carnival Corporation, which currently bears interest at eurolibor plus 30 basis points ("BPS"), which interest rate spread over the base rate will vary based on changes to Carnival plc's senior unsecured credit rating. This facility also has a nine BPS commitment fee on the undrawn portion and expires in March 2005 but provides Carnival plc with the option to extend the repayment date of the then existing outstanding borrowings to June 2006. At May 31, 2004, $101 million of short-term borrowings were outstanding under this facility, bearing interest at 2.34%. In connection with obtaining this revolver, Carnival plc repaid the $93 million outstanding under the P&O Princess Cruises International Limited ("POPCIL") $710 million revolving credit facilities, which facilities were then terminated prior to their September 2005 maturity dates. In June 2004, Carnival plc established a U.S. dollar commercial paper program, which is supported by this 600 million euro revolving credit facility and, accordingly, any amounts outstanding under this commercial paper program will reduce the aggregate amount available under the facility.

      At May 31, 2004, Carnival Corporation had $120 million outstanding under short-term commercial paper borrowings, bearing interest at 1.15%, and supported by its $1.4 billion credit facility. Also, at May 31, 2004, our $600 million 2% convertible notes were classified as a current liability since the first put option of these notes is in April 2005.

      In connection with a corporate reorganization that was completed in late February 2004, the POPCIL deed of guarantee dated June 19, 2003, which guaranteed substantially all of Carnival Corporation's debt was terminated in accordance with its terms. The deeds of guarantee between Carnival Corporation and Carnival plc are still in effect, thus effectively cross guaranteeing all Carnival Corporation and Carnival plc indebtedness and other monetary obligations.

NOTE 5 - Contingencies

      Litigation

      In 2002, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints that reference a Carnival Cruise Lines product were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of travel agencies. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. We believe that we have meritorious defenses to these claims and, accordingly, we intend to vigorously defend against these actions.

      In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America Line ships in Alaska. HAL-USA responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

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

      Contingent Obligations

      At May 31, 2004, Carnival Corporation had contingent obligations totaling $1.06 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, Carnival Corporation obtained a direct guarantee from another AAA rated financial institution for $287 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, Carnival Corporation would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, it would be required to provide a standby letter of credit for $85 million, or alternatively provide mortgages in the aggregate amount of $85 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of May 31, 2004 have to pay a total of $177 million in stipulated damages. As of May 31, 2004, $186 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In the event Carnival Corporation were to default under its $1.4 billion revolving credit facility, it would be required to post cash collateral to support the stipulated damages standby letters of credit. Between 2017 and 2022, Carnival Corporation has the right to exercise options that would terminate these transactions at no cost to it. As a result of these three transactions, we have $39 million and $40 million of deferred income recorded on our balance sheets as of May 31, 2004 and November 30, 2003, respectively, which is being amortized to nonoperating income through 2022.

      Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes, changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 6 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                               Six Months         Three Months
                                              Ended May 31,       Ended May 31,
                                              -------------       -------------
                                             2004      2003      2004      2003
                                             ----      ----      ----      ----

Net income                                  $ 535     $ 255     $ 332     $ 128
Items included in
  accumulated other
  comprehensive income:
    Foreign currency translation
      adjustment                              175       164       (33)      109
    Changes related to cash flow
      derivative hedges                        (8)       (9)        5        (6)
    Unrealized losses on
      marketable securities                               2                   3
                                            -----     -----     -----     -----
Total comprehensive income                  $ 702     $ 412     $ 304     $ 234
                                            =====     =====     =====     =====

NOTE 7 - Segment Information

      Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics. Our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours and the business to business travel agency operations of P&O Travel Ltd., the latter two since completion of the DLC transaction on April 17, 2003.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                            Six Months Ended May 31,
                               -------------------------------------------------
                                                           Selling     Operating
                                             Operating    and admin-    income
2004                           Revenues (a)   expenses    istrative     (loss)
----                           ------------   --------    ---------     ------
Cruise                           $ 4,194      $ 2,505      $   610     $   702
Other                                 54           52           28         (37)
Intersegment elimination              (9)          (9)
                                 -------      -------      -------     -------
                                 $ 4,239      $ 2,548      $   638     $   665
                                 =======      =======      =======     =======
2003
----
Cruise                           $ 2,344      $ 1,414      $   373     $   322
Other                                 46           46           16         (22)
Intersegment elimination             (13)         (13)
                                 -------      -------      -------     -------
                                 $ 2,377      $ 1,447      $   389     $   300
                                 =======      =======      =======     =======

                                            Three Months Ended May 31,
                               -------------------------------------------------
                                                           Selling     Operating
                                             Operating    and admin-    income
2004                           Revenues (a)   expenses    istrative     (loss)
----                           ------------   --------    ---------     ------
Cruise                           $ 2,220      $ 1,296      $   308     $   421
Other                                 43           40           14         (16)
Intersegment elimination              (7)          (7)
                                 -------      -------      -------     -------
                                 $ 2,256      $ 1,329      $   322     $   405
                                 =======      =======      =======     =======
2003
----
Cruise                           $ 1,313      $   799      $   203     $   178
Other                                 40           39            9         (10)
Intersegment elimination             (11)         (11)
                                 -------      -------      -------     -------
                                 $ 1,342      $   827      $   212     $   168
                                 =======      =======      =======     =======

(a) Revenue amounts in 2003 have been reclassified to conform to the 2004 presentation.

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                             Six Months         Three Months
                                            Ended May 31,       Ended May 31,
                                            -------------       -------------
                                            2004     2003(a)    2004     2003(a)
                                            ----     ----       ----     ----

Net income                                 $ 535     $ 255     $ 332     $ 128
Interest on dilutive zero-coupon
  convertible notes                            6                   6
Interest on dilutive 2% convertible
  notes                                        7                   3
                                           -----     -----     -----     -----
Net income for diluted earnings
  per share                                $ 548     $ 255     $ 341     $ 128
                                           =====     =====     =====     =====

Weighted-average common and
  ordinary shares outstanding                801       638       803       689
Dilutive effect of zero-coupon
  convertible notes                            9                  17
Dilutive effect of 2% convertible
  notes                                       15                  15
Dilutive effect of stock plans                 5         1         4         1
                                           -----     -----     -----     -----
Diluted weighted-average shares
  outstanding                                830       639       839       690
                                           =====     =====     =====     =====

Basic earnings per share                   $0.67     $0.40     $0.41     $0.19
                                           =====     =====     =====     =====
Diluted earnings per share                 $0.66     $0.40     $0.41     $0.19
                                           =====     =====     =====     =====

(a) The weighted-average shares outstanding for the six and three months ended May 31, 2003 included the pro rata Carnival plc shares since April 17, 2003.

      Our diluted earnings per share computation for the six and three months ended May 31, 2004 did not include a maximum of 29.6 million shares (32.7 million shares in 2003) and 20.9 million shares (32.7 million shares in 2003), respectively, of Carnival Corporation common stock issuable upon conversion of its contingently convertible debt.

      In addition, employee and director stock options to purchase 5.1 million (9.9 million in 2003) and 5.1 million (9.5 million in 2003) shares for the six and three months ended May 31, 2004 and 2003, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

      Carnival Corporation's common stock price was above the defined trigger price for its zero coupon convertible notes for a defined duration of time during the three months ended May 31, 2004 and, therefore, these notes are convertible into 17.4 million shares of Carnival Corporation common stock during our 2004 third quarter at a per share conversion price of $31.57, and will be included in our third quarter diluted earnings per share computation, if dilutive. Carnival Corporation's common stock price did not reach the defined trigger prices for its 1.75% and 2% convertible notes during the three months ended May 31, 2004 and, accordingly, these notes are not convertible in our 2004 third quarter. In accordance with current accounting principles, these two convertible notes will not be included in our third quarter dilutive earnings per share computation, unless the defined trigger prices of $43.05 and $63.73 are met in the third quarter, and their impact is dilutive. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook for Remainder of Fiscal 2004 for further discussion of proposed changes to the computation of diluted earnings per share for our convertible notes.

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

      - risks associated with the DLC structure, including the uncertainty of its tax status;

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

      -     unusual weather patterns or natural disasters.

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

Key Performance Indicators, Pro Forma Information and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of its most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs. In calculating this measure, we exclude the same variable costs as described above, which are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in the two non-GAAP financial measures described above.

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

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our key indicators assuming the 2004 exchange rates have remained constant with the prior year's comparable rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations.

      Our 2003 reported results only included the results of P&O Princess since April 17, 2003. Consequently, we believe that the most meaningful comparison of our financial results and revenue and cost metrics is to the comparable pro forma results and metrics, which reflect the operations of both Carnival Corporation and P&O Princess as if the companies had been consolidated throughout 2003. Accordingly, we have disclosed pro forma information, as well as the required reported information, in the discussion of our results of operations.

      The 2003 pro forma information was computed by adding the 2003 results of P&O Princess' operations, adjusted for acquisition adjustment reductions of $8 million and $4 million of depreciation expense and $3 million and $2 million of interest expense during the six and three months ended May 31, 2003, respectively, and excluding $51 million and $27 million of nonrecurring DLC transaction costs during the six and three months ended May 31, 2003, respectively, to the 2003 Carnival Corporation reported results. For additional information related to the pro forma results of operations see Note 3 in the accompanying financial statements.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2003 joint Annual Report on Form 10-K. On April 14, 2004, the Financial Accounting Standards Board ("FASB") decided that the Property, Plant and Equipment Draft Statement of Position ("PP&E SOP") should not be approved for issuance. Accordingly, the disclosure of the possible impact from this PP&E SOP included in our joint Annual Report on Form 10-K is no longer applicable, although it is still possible that all or certain provisions of the PP&E SOP could be required by future U.S. generally accepted accounting principles.

Outlook for Remainder of Fiscal 2004

      On June 17, 2004, we said that we expected our net revenue yields for the full year of 2004 to increase approximately 6% to 8% (4% to 6% on a constant dollar basis), compared to pro forma 2003. We believe this increase in yields, which is a primary driver of our forecasted operating income growth, is due to a number of factors, including an improved economy and greater consumer confidence, a more stable geopolitical environment, and a weaker U.S. dollar compared to the euro and sterling. Also, our pro forma 2003 net revenue yields were negatively impacted by several exogenous events, including the Iraqi war. Net cruise costs per ALBD for full year 2004 are expected to be flat to up 2% (flat to down 2% on a constant dollar basis), compared to pro forma 2003. Based on these estimates, and including better than expected second quarter results, and assuming no major geopolitical events adversely impacting our business, we said that we expected full year 2004 earnings per share to be in the range of $2.10 to $2.20 per share. That guidance was based on an exchange rate of $1.19 to the euro and $1.77 to the sterling.

      We also said that we expected third quarter 2004 net revenue yields will increase approximately 6% to 8% (4% to 6% on a constant dollar basis), compared to last year's third quarter. Net cruise costs per ALBD in the third quarter of 2004 are expected to be up 1% to 3% (down 1% to up 1% on a constant dollar basis), compared to 2003. Based on these estimates, we said that we expected third quarter 2004 earnings per share to be in the range of $1.16 to $1.20.

      Our ALBD capacity is currently expected to increase 17.9% and 13.1% in the third and fourth quarters of fiscal 2004, respectively, as compared to the same period of fiscal 2003.

      Subsequent to our earnings guidance, on July 1, 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a tentative conclusion that would require all shares that are contingently issuable under our outstanding convertible notes to be considered outstanding for our diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. Currently these shares are only included in the diluted earnings per share computation if Carnival Corporation's common stock price has reached certain conversion trigger prices. If approved, this EITF statement ("EITF 04-8") would also require us to retroactively restate our prior periods diluted earnings per share. It is believed likely that EITF 04-8 will be effective for periods ending after mid-October 2004. If adopted, EITF 04-8 would have no impact on our diluted earnings per share for the three and six months ended May 31, 2004 or the three months ended May 31, 2003 but it would reduce our diluted earnings per share by $0.01 for the six months ended May 31, 2003. Also its adoption is expected to reduce our June 17, 2004 forecasted third quarter 2004 diluted earnings per share by $0.01 to $0.02 and the 2004 full year diluted earnings per share by $0.02 to $0.03.

      Seasonality

      Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. The consolidation of the P&O Princess brands has caused our quarterly results to be more seasonal than we had previously experienced, as their business is more seasonal. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. Revenues from Holland America Tours and Princess Tours are highly seasonal, with substantially all of their revenues generated between May and September in conjunction with the Alaska cruise season.

Six Months Ended May 31, 2004 ("2004") Compared to Pro Forma Six Months Ended May 31, 2003 ("pro forma 2003") and Reported Results for the Six Months Ended May 31, 2003 ("2003")

      Our reported and pro forma results of operations and selected statistical information were as follows:

                                            Six Months Ended May 31,          Difference Between 2004 and
                                            ------------------------          ---------------------------
                                                   Pro Forma                           Pro Forma
                                                   ---------                           ---------
                                        2004          2003          2003           2003           2003
                                        ----          ----          ----           ----           ----
                                                              (dollars in millions)
Revenues
  Cruise
    Passenger tickets                 $ 3,218       $ 2,501       $ 1,808        $   717        $ 1,410
    Onboard and other                     976           716           536            260            440
  Other                                    45            39            33              6             12
                                      -------       -------       -------        -------        -------
                                        4,239         3,256         2,377            983          1,862
                                      -------       -------       -------        -------        -------
Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
        and other                         760           592           386            168            374
      Onboard and other                   178           123            72             55            106
      Payroll and related                 486           398           302             88            184
      Food                                264           211           158             53            106
      Other ship operating                817           687           496            130            321
    Other                                  43            41            33              2             10
                                      -------       -------       -------        -------        -------
    Total                               2,548         2,052         1,447            496          1,101
  Selling and administrative              638           558           389             80            249
  Depreciation and amortization           388           307           241             81            147
                                      -------       -------       -------        -------        -------
Operating Income                          665           339           300            326            365
Nonoperating Expense, Net                (134)          (79)          (54)           (55)           (80)
                                      -------       -------       -------        -------        -------
Income Before Income Taxes                531           260           246            271            285
Income Tax Benefit, Net                     4            12             9             (8)            (5)
                                      -------       -------       -------        -------        -------
Net Income                            $   535       $   272       $   255        $   263        $   280
                                      =======       =======       =======        =======        =======

Selected Statistical Information
  Passengers carried
    (in thousands)                      2,929         2,461         2,076            468            853
                                      =======       =======       =======        =======        =======
  Occupancy percentage                  102.4%         99.3%        100.3%          3.1pts.        2.1pts.
                                      =======       =======       =======       =======        =======

      The increases in our 2004 revenues and operating costs and expenses compared to the 2003 results were primarily due to the inclusion of P&O Princess results throughout 2004, but only since April 17, 2003 during 2003 (the date the DLC transaction was completed). Also impacting the comparison of 2004 results to 2003 reported results, and discussed below in the comparison to pro forma 2003 results, were our capacity growth, higher net revenue yields and the weaker U.S. dollar relative to the euro and sterling.

      Revenues

      We use net revenue yields to measure our cruise segment revenue performance. Gross and net revenue yields were computed by dividing the gross or net cruise revenues, without rounding, by ALBDs as follows:

                                            Six Months Ended May 31,
                                            ------------------------
                                     2004        Pro Forma 2003        2003
                                     ----        --------------        ----
                                     (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets               $     3,218      $     2,501      $     1,808
  Onboard and other                       976              716              536
                                  -----------      -----------      -----------
Gross cruise revenues                   4,194            3,217            2,344
Less cruise costs
  Commissions, transportation
    and other                            (760)            (592)            (386)
  Onboard and other                      (178)            (123)             (72)
                                  -----------      -----------      -----------
Net cruise revenues               $     3,256      $     2,502      $     1,886
                                  ===========      ===========      ===========

ALBDs                              21,183,100       17,710,254       13,465,330
                                  ===========      ===========      ===========

Gross revenue yields              $    198.02      $    181.66      $    174.11
                                  ===========      ===========      ===========

Net revenue yields                $    153.74      $    141.30      $    140.08
                                  ===========      ===========      ===========

      Net revenue yields in 2004 increased 8.8% (9.0% gross) compared to pro forma 2003 net revenue yields due to higher cruise ticket prices, onboard revenues and occupancy levels and, to a lesser extent, due to the weak U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis increased 5.5% when compared with the same period last year. Onboard and other revenues included concession revenues of $120 million in 2004, $92 million in pro forma 2003 and $83 million in 2003.

      Net revenue yields in 2004 increased 9.8% (13.7% gross) compared to 2003 primarily due to the same reasons noted above and, to a lesser extent, higher net revenue yields from the P&O Princess brands. Gross revenue yields increased more than net revenue yields primarily because of the higher proportion of customers of the P&O Princess brands who purchased air transportation from us.

      Costs and Expenses

      We use net cruise costs per ALBD to monitor our ability to control our cruise segment costs. Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                            Six Months Ended May 31,
                                            ------------------------
                                      2004       Pro Forma 2003       2003
                                      ----       --------------       ----
                                  (in millions, except ALBDs and costs per ALBD)

Cruise operating expenses          $     2,505     $     2,011     $     1,414
Cruise selling and
  administrative expenses                  610             533             373
                                   -----------     -----------     -----------
Gross cruise costs                       3,115           2,544           1,787
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                           (760)           (592)           (386)
    Onboard and other                     (178)           (123)            (72)
                                   -----------     -----------     -----------
Net cruise costs                   $     2,177     $     1,829     $     1,329
                                   ===========     ===========     ===========

ALBDs                               21,183,100      17,710,254      13,465,330
                                   ===========     ===========     ===========

Gross cruise costs per ALBD        $    147.06     $    143.57     $    132.64
                                   ===========     ===========     ===========

Net cruise costs per ALBD          $    102.78     $    103.20     $     98.61
                                   ===========     ===========     ===========

      Net cruise costs per ALBD in 2004 decreased 0.4% compared to pro forma 2003 net cruise costs. This decrease was achieved despite the impact of the weak dollar, which had the effect of significantly increasing cruise costs per ALBD. On a constant dollar basis, net cruise costs per ALBD declined 3.8% from the pro forma 2003 primarily due to the economies of scale associated with a 19.6% capacity increase, synergy savings from the DLC transaction and a 5.4% reduction in fuel prices. Gross cruise costs per ALBD in 2004 increased 2.4% compared to pro forma 2003.

      Net cruise costs per ALBD in 2004 increased 4.2% (10.9% gross) compared to 2003 primarily because of the impact of the weak U.S. dollar and higher operating costs of the P&O Princess brands. Gross cruise costs per ALBD increased more than net cruise costs per ALBD primarily because of the higher proportion of the P&O Princess brands' customers who purchased air transportation from us.

      Depreciation and amortization expense increased by $81 million, or 26.4%, to $388 million in 2004 from $307 million in pro forma 2003 largely due to the expansion of the combined fleet and ship improvement expenditures, as well as the impact of a weaker U.S. dollar. Depreciation and amortization increased by $147 million, or 61.0%, to $388 million in 2004 from $241 million in 2003. This increase was primarily the result of the consolidation of P&O Princess, other capacity growth and ship improvement expenditures.

      Nonoperating (Expense) Income

      Interest expense, net of interest income and excluding capitalized interest, increased to $144 million in 2004 from $80 million in 2003, or $64 million, which was comprised primarily of a $79 million increase in interest expense from our higher level of average borrowings and a weaker U.S. dollar, partially offset by a $19 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily a result of our consolidation of the P&O Princess debt and new ship deliveries. Net interest expense, excluding capitalized interest, increased by $25 million, or 21.0%, to $144 million in 2004 from $119 million in pro forma 2003. This increase was primarily due to the increased level of average borrowings and the weaker U.S. dollar.

      Other nonoperating income was $4 million in 2003, which included $19 million from net insurance proceeds, $10 million as a result of Windstar Cruise's Wind Song casualty loss and $9 million as a reimbursement of expenses incurred in prior years less $16 million of costs primarily related to a DLC-related litigation matter.

Three Months Ended May 31, 2004 ("2004") Compared to Pro Forma Three Months Ended May 31, 2003 ("pro forma 2003") and Reported Results for the Three Months Ended May 31, 2003 ("2003")

      Our reported and pro forma results of operations and selected statistical information were as follows:

                                           Three Months Ended May 31,        Difference Between 2004 and
                                           --------------------------        ---------------------------
                                                    Pro Forma                         Pro Forma
                                                    ---------                         ---------
                                        2004          2003          2003          2003         2003
                                        ----          ----          ----          ----         ----
                                                            (dollars in millions)
Revenues
  Cruise
    Passenger tickets                 $ 1,691       $ 1,239       $ 1,008       $   452      $   683
    Onboard and other                     529           364           305           165          224
  Other                                    36            31            29             5            7
                                      -------       -------       -------       -------      -------
                                        2,256         1,634         1,342           622          914
                                      -------       -------       -------       -------      -------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
        and other                         376           280           212            96          164
      Onboard and other                    97            61            44            36           53
      Payroll and related                 249           207           172            42           77
      Food                                137           105            88            32           49
      Other ship operating                437           351           283            86          154
    Other                                  33            31            28             2            5
                                      -------       -------       -------       -------      -------
    Total                               1,329         1,035           827           294          502
  Selling and administrative              322           276           212            46          110
  Depreciation and amortization           200           156           135            44           65
                                      -------       -------       -------       -------      -------
Operating Income                          405           167           168           238          237
Nonoperating Expense, Net                 (73)          (49)          (44)          (24)         (29)
                                      -------       -------       -------       -------      -------
Income Before Income Taxes                332           118           124           214          208
Income Tax Benefit, Net                                   6             4            (6)          (4)
                                      -------       -------       -------       -------      -------
Net Income                            $   332       $   124       $   128       $   208      $   204
                                      =======       =======       =======       =======      =======

Selected Statistical Information
  Passengers carried
    (in thousands)                      1,567         1,254         1,153           313          414
                                      =======       =======       =======       =======      =======
  Occupancy percentage                  102.8%         98.2%         98.5%          4.6 pts.     4.3 pts.
                                      =======       =======       =======       =======      =======

      Revenues

      Gross and net revenue yields were as follows:

                                           Three Months Ended May 31,
                                           --------------------------
                                     2004        Pro Forma 2003        2003
                                     ----        --------------        ----
                                     (in millions, except ALBDs and yields)
                                     --------------------------------------
Cruise revenues
  Passenger tickets               $     1,691      $     1,239      $     1,008
  Onboard and other                       529              364              305
                                  -----------      -----------      -----------
Gross cruise revenues                   2,220            1,603            1,313
Less cruise costs
  Commissions, transportation
    and other                            (376)            (280)            (212)
  Onboard and other                       (97)             (61)             (44)
                                  -----------      -----------      -----------
Net cruise revenues               $     1,747      $     1,262      $     1,057
                                  ===========      ===========      ===========

ALBDs                              11,120,445        9,092,025        7,660,571
                                  ===========      ===========      ===========

Gross revenue yields              $    199.62      $    176.30      $    171.42
                                  ===========      ===========      ===========

Net revenue yields                $    157.06      $    138.78      $    137.97
                                  ===========      ===========      ===========

      Net and gross revenue yields in 2004 increased 13.2% compared to pro forma 2003 net and gross revenue yields primarily due to higher cruise ticket prices, onboard revenues and occupancy levels and, to a lesser extent, due to the weak U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis increased 10.6% when compared to the same period last year. Onboard and other revenues included concession revenues of $64 million in 2004, $46 million in proforma 2003 and $43 million in 2003.

      Net revenue yields in 2004 increased 13.8% (16.5% gross) compared to 2003 primarily due to the same reasons as noted above.

      Costs and Expenses

      Gross and net cruise costs per ALBD were as follows:

                                           Three Months Ended May 31,
                                           --------------------------
                                     2004        Pro Forma 2003        2003
                                     ----        --------------        ----
                                  (in millions, except ALBDs and costs per ALBD)

Cruise operating expenses         $     1,296      $     1,004      $       799
Cruise selling and
  administrative expenses                 308              264              203
                                  -----------      -----------      -----------
Gross cruise costs                      1,604            1,268            1,002
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                          (376)            (280)            (212)
    Onboard and other                     (97)             (61)             (44)
                                  -----------      -----------      -----------
Net cruise costs                  $     1,131      $       927      $       746
                                  ===========      ===========      ===========

ALBDs                              11,120,445        9,092,025        7,660,571
                                  ===========      ===========      ===========

Gross cruise costs per ALBD       $    144.28      $    139.49      $    130.98
                                  ===========      ===========      ===========

Net cruise costs per ALBD         $    101.72      $    101.97      $     97.53
                                  ===========      ===========      ===========

      Net cruise costs per ALBD in 2004 were flat compared to pro forma 2003 net cruise costs. This result was achieved despite the impact of the weak U.S. dollar, which had the effect of increasing net cruise costs per ALBD. On a constant dollar basis, net cruise costs per ALBD declined 2.7% from the pro forma 2003 primarily due to the economies of scale associated with a 22.3% capacity increase, synergy savings from the DLC transaction and a 6.8% decrease in fuel prices. Gross cruise costs per ALBD in 2004 increased 3.4% compared to pro forma 2003.

      Net cruise costs per ALBD in 2004 increased 4.3% (10.2% gross) compared to 2003 primarily because of the impact of the weak U.S. dollar and higher operating costs of the P&O Princess brands.

      Depreciation and amortization expense increased by $44 million, or 28.2%, to $200 million in 2004 from $156 million in pro forma 2003 largely due to the expansion of the combined fleet and ship improvement expenditures, as well as the impact of a weaker U.S. dollar. Depreciation and amortization increased by $65 million, or 48.1%, to $200 million in 2004 from $135 million in 2003. This increase was primarily the result of the consolidation of P&O Princess, other capacity growth and ship improvement expenditures.

      Nonoperating (Expense) Income

      Interest expense, net of interest income and excluding capitalized interest, increased to $73 million in 2004 from $46 million in 2003, or $27 million, which was comprised primarily of a $32 million increase in interest expense from our higher level of average borrowings and a weaker U.S. dollar, partially offset by a $9 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily a result of our consolidation of the P&O Princess debt and new ship deliveries. Net interest expense, excluding capitalized interest, increased by $18 million, or 32.7%, to $73 million in 2004 from $55 million in pro forma 2003. This increase was primarily due to the increased level of average borrowings and the weaker U.S. dollar.

      Other nonoperating expense was $11 million in 2003, which included $16 million related to litigation and other charges associated with the DLC transaction.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $1.71 billion of net cash from operations during the six months ended May 31, 2004, an increase of $1.05 billion, or 157%, compared to 2003, due primarily to the consolidation of the P&O Princess operations and significantly higher cash flows from our operations. We continue to generate substantial cash from operations and remain in a strong financial position.

      During the six months ended May 31, 2004, our expenditures for capital projects were $2.65 billion, of which $2.50 billion was spent for our ongoing new shipbuilding program, including the final delivery payments for the Queen Mary 2, Carnival Miracle, Diamond Princess, Westerdam, Caribbean Princess and Sapphire Princess. The remaining capital expenditures consisted primarily of $89 million for ship improvements and refurbishments, and $57 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the six months ended May 31, 2004, we borrowed $842 million, which was used primarily to finance a portion of the Diamond Princess and Sapphire Princess purchase prices. During the same six month period, we made $378 million of scheduled debt repayments and, in order to reduce our borrowing rates, we repaid $237 million of debt prior to its scheduled maturity date. We also paid cash dividends of $199 million in the first six months of fiscal 2004.

      Future Commitments and Funding Sources

      Our contractual cash obligations, with initial and remaining terms in excess of one year, remained generally unchanged at May 31, 2004 compared to November 30, 2003, except for the following:

-     Final contractual payments to shipyards for six new ship deliveries.

- In March 2004, Costa exercised its letter of intent and entered into a ship construction contract for a 3,004-passenger ship with Fincantieri for a summer 2006 delivery date at an estimated total cost of 450 million euros.

- Changes to our debt as discussed in Note 4 in the accompanying financial statements.

      As of May 31, 2004, we had liquidity of $2.57 billion, which consisted of $445 million of cash, cash equivalents and short-term investments and $2.13 billion available for borrowing under our $2.45 billion revolving credit facilities. Our revolving credit facilities mature in May and June 2006, except for our Carnival plc 600 million euro facility, which expires in March 2005 (see
Note 4 in the accompanying financial statements). A key to our access to liquidity is the maintenance of our strong credit ratings.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2004, that they are effective as described above.

      Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during our quarter ended May 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      ADA Complaints against Costa and Holland America Tours were previously reported in the Carnival Corporation and Carnival plc joint Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The motions for class certifications were granted and fairness hearings for the courts' consideration of the proposed settlements have been scheduled for October 19, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meetings of shareholders of Carnival Corporation and Carnival plc were held on April 22, 2004 (the "Annual Meetings"). On all matters which came before the Annual Meetings, holders of Carnival Corporation common stock and Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 680,826,440 shares entitled to vote were received in connection with the Annual Meetings.

      The following table sets forth the matters which were submitted to Carnival Corporation and Carnival plc's shareholders for approval at the Annual Meetings and the tabulation of the votes with respect to each such matter:

Director Elections
Resolution/Proposal                        For          Against/       Abstained
                                                       Withheld(a)
To re-elect Micky Arison as
a director of Carnival
Corporation and Carnival plc           654,688,475     24,841,028      1,296,937

To re-elect Ambassador
Richard G. Capen, Jr
as a director of Carnival
Corporation and Carnival plc           662,094,689     13,599,292      5,132,459

To re-elect Robert H
Dickinson as a director of
Carnival Corporation and
Carnival plc                           670,061,792     10,558,656        205,992

To re-elect Arnold W
Donald as a director of
Carnival Corporation and
Carnival plc                           657,938,982     17,753,958      5,133,500

To re-elect Pier Luigi
Foschi as a director of
Carnival Corporation and
Carnival plc                           656,493,414     15,869,808      8,463,218

To re-elect Howard S. Frank
as a director of Carnival
Corporation and Carnival plc           672,903,864      7,673,045        249,531

To re-elect Baroness Hogg
as a director of Carnival
Corporation and Carnival plc           676,499,348      4,119,123        207,969

To re-elect A. Kirk
Lanterman as a director of
Carnival Corporation and
Carnival plc                           661,088,077     17,300,124      2,438,239

To re-elect Modesto A
Maidique as a director of
Carnival Corporation and
Carnival plc                           661,100,253     14,616,246      5,109,941

To elect John P. McNulty
as a director of Carnival
Corporation and Carnival plc           662,999,390     13,335,767      4,491,283

To re-elect Peter Ratcliffe
as a director of Carnival
Corporation and Carnival plc           671,673,941      8,040,865      1,111,634

To re-elect Sir John Parker
as a director of Carnival
Corporation and Carnival plc           672,406,522      7,116,566      1,303,352

To re-elect Stuart
Subotnick as a director of
Carnival Corporation and
Carnival plc                           659,124,998     16,567,132      5,134,310

To re-elect Uzi Zucker
as a director of Carnival
Corporation and Carnival plc           662,707,215     11,179,510      6,939,715

(a) A vote "Withheld" by a shareholder of Carnival Corporation is deemed to be a vote against the resolutions electing/re-electing directors.

Other Matters

Resolution/Proposal                   For           Against      Abstained/         Broker
                                                                 Withheld(b)       Non-Votes
To appoint Pricewaterhouse-
Coopers LLP as independent
auditors of Carnival plc
and to ratify the selection
of PricewaterhouseCoopers LLP
as independent certified
public accountants of Carnival
Corporation                       674,869,120      3,161,908      2,796,000              0

To authorize the audit
committee of the board of
directors of Carnival plc
to agree the remuneration
of the independent auditors       677,221,100        589,345      3,016,583              0

To receive the UK accounts
of Carnival plc and the
reports of the directors and
the auditors of Carnival plc
for the financial period
ended November 30, 2003           664,345,570      1,716,362     14,765,096              0

To approve the director's
remuneration report of
Carnival plc                      657,153,500     18,973,149      4,698,686          1,693

To approve the limits on
the authority to allot
shares by Carnival plc            676,374,032      1,351,876      3,099,928          1,192

To approve the disappli-
cation of pre-emption
rights for Carnival
plc shares                        670,602,499      7,061,973      3,161,365          1,191

(b) An "Abstained" vote by a shareholder of Carnival Corporation means "Withheld" for this purpose (a vote neither for or against the resolution).

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

            10.1  Amended and Restated Carnival Corporation 2002 Stock Plan.

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

      (b)   Reports on Form 8-K

      Carnival Corporation and Carnival plc filed joint Current Reports on Form 8-K on March 5, 2004 (Items 5, 7 and 9).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION                       CARNIVAL plc


By: /s/ Micky Arison                       By: /s/ Micky Arison
    ----------------                           ----------------
Micky Arison                               Micky Arison
Chairman of the Board of Directors         Chairman of the Board of Directors
and Chief Executive Officer                and Chief Executive Officer


By: /s/ Howard S. Frank                    By: /s/ Howard S. Frank
    -------------------                        -------------------
Howard S. Frank                            Howard S. Frank
Vice Chairman of the Board of              Vice Chairman of the Board of
Directors and Chief Operating Officer      Directors and Chief Operating Officer


By: /s/ Gerald R. Cahill                   By: /s/ Gerald R. Cahill
    --------------------                       --------------------
Gerald R. Cahill                           Gerald R. Cahill
Executive Vice President                   Executive Vice President
and Chief Financial and                    and Chief Financial and
Accounting Officer                         Accounting Officer

Dated: July 14, 2004                       Dated: July 14, 2004