Form 10-Q
period 2004-08-31
CARNIVAL PLC; CARNIVAL CORP
filed 2004-10-07
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

                                       or

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

At September 30, 2004, Carnival              At September 30, 2004, Carnival plc
Corporation had outstanding 633,273,375      had outstanding 212,053,984
shares of Common Stock, $.01 par value.      Ordinary Shares $1.66 stated value,
                                             one Special Voting Share, GBP 1.00
                                             par value and 633,273,375 Trust
                                             Shares of beneficial interest in
                                             the P&O Princess Special Voting
                                             Trust.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)

                                        Nine Months             Three Months
                                      Ended August 31,        Ended August 31,
                                     ------------------      ------------------
                                      2004        2003        2004        2003
                                      ----        ----        ----        ----

Revenues
  Cruise
    Passenger tickets                $5,663      $3,671      $2,444      $1,863
    Onboard and other                 1,555       1,003         579         467
  Other                                 267         227         222         194
                                     ------      ------      ------      ------
                                      7,485       4,901       3,245       2,524
                                     ------      ------      ------      ------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
         and other                    1,227         748         467         361
      Onboard and other                 270         155          92          83
      Payroll and related               739         520         253         218
      Food                              412         276         149         118
      Other ship operating            1,285         864         468         369
    Other                               183         162         140         129
                                     ------      ------      ------      ------
    Total                             4,116       2,725       1,569       1,278
  Selling and administrative            944         650         306         261
  Depreciation and amortization         599         417         210         176
                                     ------      ------      ------      ------
                                      5,659       3,792       2,085       1,715
                                     ------      ------      ------      ------

Operating Income                      1,826       1,109       1,160         809
                                     ------      ------      ------      ------

Nonoperating (Expense) Income
  Interest income                        12          20           3           7
  Interest expense, net of
    capitalized interest               (212)       (129)        (76)        (58)
  Other (expense) income, net            (9)          9          (2)          5
                                     ------      ------      ------      ------
                                       (209)       (100)        (75)        (46)
                                     ------      ------      ------      ------

Income Before Income Taxes            1,617       1,009       1,085         763

Income Tax Expense, Net                 (56)        (20)        (60)        (29)
                                     ------      ------      ------      ------

Net Income                           $1,561      $  989      $1,025      $  734
                                     ======      ======      ======      ======

Earnings Per Share
  Basic                              $ 1.95      $ 1.43      $ 1.28      $ 0.92
                                     ======      ======      ======      ======
  Diluted                            $ 1.90      $ 1.42      $ 1.23      $ 0.90
                                     ======      ======      ======      ======

Dividends Per Share                  $0.375      $0.315      $0.125      $0.105
                                     ======      ======      ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (in millions, except par/stated values)

                                                              August 31,   November 30,
                                                                 2004         2003
                                                                 ----         ----
ASSETS
Current Assets
  Cash and cash equivalents                                    $   594      $ 1,070
  Accounts receivable, net                                         434          403
  Inventories                                                      223          171
  Prepaid expenses and other                                       229          213
  Fair value of derivative contracts                               102          275
                                                               -------      -------
    Total current assets                                         1,582        2,132
                                                               -------      -------

Property and Equipment, Net                                     19,899       17,522

Goodwill                                                         3,259        3,031

Trademarks                                                       1,279        1,324

Other Assets                                                       417          482
                                                               -------      -------
                                                               $26,436      $24,491
                                                               =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                        $    48      $    94
  Current portion of long-term debt                                639          392
  Convertible debt subject to current
    put option                                                     600           --
  Accounts payable                                                 728          640
  Accrued liabilities and other                                    455          426
  Customer deposits                                              1,715        1,352
  Dividends payable                                                100          100
  Fair value of hedged firm commitments                             95          264
                                                               -------      -------
    Total current liabilities                                    4,380        3,268
                                                               -------      -------

Long-Term Debt                                                   6,224        6,918

Other Long-Term Liabilities and Deferred Income                    530          512

Contingencies (Note 5)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
     value; 1,960 shares authorized; 633 shares
     at 2004 and 630 shares at 2003 issued and outstanding           6            6
  Ordinary shares of Carnival plc; $1.66 stated value;
     226 shares authorized; 212 shares at 2004 and
     210 shares at 2003 issued                                     352          349
  Additional paid-in capital                                     7,279        7,163
  Retained earnings                                              8,450        7,191
  Unearned stock compensation                                      (19)         (18)
  Accumulated other comprehensive income                           292          160
  Treasury stock, 42 shares of Carnival plc at cost             (1,058)      (1,058)
                                                               -------      -------
     Total shareholders' equity                                 15,302       13,793
                                                               -------      -------
                                                               $26,436      $24,491
                                                               =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                          Nine Months Ended August 31,
                                                               2004        2003
                                                               ----        ----

OPERATING ACTIVITIES
Net income                                                    $1,561      $  989
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                                599         417
    Accretion of original issue discount                          16          15
    Other                                                         12           2
Changes in operating assets and liabilities,
  excluding business acquired
    (Increase) decrease in
      Receivables                                                (33)        (89)
      Inventories                                                (55)         (9)
      Prepaid expenses and other                                 (27)         31
    Increase (decrease) in
      Accounts payable                                            90          61
      Accrued and other liabilities                              115          (8)
      Customer deposits                                          344         (14)
                                                              ------      ------
       Net cash provided by operating activities               2,622       1,395
                                                              ------      ------

INVESTING ACTIVITIES
Additions to property and equipment                           (2,865)     (1,896)
Cash acquired from the acquisition of P&O Princess, net                      141
Proceeds from retirement of property and equipment                77          51
Other, net                                                       (15)        (26)
                                                              ------      ------
       Net cash used in investing activities                  (2,803)     (1,730)
                                                              ------      ------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                         843       1,478
Principal repayments of long-term debt                          (887)       (663)
(Payments) proceeds from short-term borrowings, net              (46)         65
Dividends paid                                                  (300)       (207)
Proceeds from exercise of stock options                          111          40
Other                                                             (5)        (13)
                                                              ------      ------
       Net cash (used in) provided by financing
          activities                                            (284)        700
                                                              ------      ------
Effect of exchange rate changes on cash
  and cash equivalents                                           (11)        (44)
                                                              ------      ------
       Net (decrease) increase in cash and
          cash equivalents                                      (476)        321
Cash and cash equivalents at beginning of period               1,070         667
                                                              ------      ------
Cash and cash equivalents at end of period                    $  594      $  988
                                                              ======      ======

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

      The accompanying consolidated balance sheet at August 31, 2004, the consolidated statements of operations for the nine and three months ended August 31, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended August 31, 2004 and 2003 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, except as noted in the second paragraph of Note 3, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2003 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year. Reclassifications have been made to prior period amounts to conform to the current period presentation.

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

                                        Nine Months             Three Months
                                      Ended August 31,        Ended August 31,
                                      ----------------        ----------------
                                     2004         2003        2004        2003
                                     ----         ----        ----        ----

Net income, as reported             $1,561       $  989      $1,025      $  734
Stock-based compensation
  expense included in
  net income, as reported                9            5           4           2
Total stock-based compensation
  expense determined under
  the fair value based method
  for all awards                       (56)(a)      (27)        (12)        (10)
                                    ------       ------      ------      ------
Adjusted net income for basic
  earnings per share                 1,514          967       1,017         726
Interest on dilutive convertible
  notes                                 21            5           9           5
                                    ------       ------      ------      ------
Adjusted net income for diluted
  earnings per share                $1,535       $  972      $1,026      $  731
                                    ======       ======      ======      ======

Earnings per share
  Basic
    As reported                     $ 1.95       $ 1.43      $ 1.28      $ 0.92
                                    ======       ======      ======      ======
    Adjusted                        $ 1.89       $ 1.40      $ 1.27      $ 0.91
                                    ======       ======      ======      ======
  Diluted
    As reported                     $ 1.90       $ 1.42      $ 1.23      $ 0.90
                                    ======       ======      ======      ======
    Adjusted                        $ 1.84       $ 1.39      $ 1.22      $ 0.89
                                    ======       ======      ======      ======

(a) During the nine months ended August 31, 2004, we completed a corporate re-organization. As a result of that reorganization, 2.3 million unvested options held by employees vested immediately. This vesting occurred either in accordance with the terms of the option plan or to avoid having these employees and Carnival Corporation incur unduly burdensome taxes upon the exercise of such options at a later date. As a result of this accelerated vesting, we included an additional nonrecurring amount of $23 million, or $0.03 diluted earnings per share, of stock-based compensation expense determined under the fair value based method in the adjusted net income for the nine months ended August 31, 2004.

NOTE 3 - DLC Transaction

      The DLC transaction has been accounted for as an acquisition of P&O Princess by Carnival Corporation, using the purchase method of accounting. P&O Princess' accounting policies have been conformed to Carnival Corporation's policies. P&O Princess' reporting period has been changed to Carnival Corporation's reporting period, and the pro forma information presented below covers the same period of time for both companies. P&O Princess changed its name to Carnival plc upon completion of the DLC transaction. The P&O Princess purchase price was $5.36 billion, and the number of additional shares effectively issued in the combined entity for purchase accounting purposes was
209.6 million.

      During the three months ended May 31, 2004, we increased the fair values of the P&O Princess publicly traded debt, and correspondingly, goodwill, by $87 million to take into account the extension of Carnival Corporation's guarantee to cover this debt as of the acquisition date. In addition, at August 31, 2004, we reduced the fair value of P&O Princess' trademarks and, correspondingly increased goodwill by $54 million to properly value our acquired trademarks as of the acquisition date. The impact of these changes on our current and prior period financial statements was immaterial. There have been no other significant changes to our goodwill carrying amounts since November 30, 2003, other than the changes resulting from using different foreign currency translation rates at each balance sheet date.

      The following pro forma information has been prepared assuming the DLC transaction had occurred on December 1, 2002, rather than April 17, 2003 and has not been adjusted to reflect any net transaction benefits. In addition the pro forma information does not purport to represent what the results of operations actually could have been if the DLC transaction had occurred on December 1, 2002 or what those results will be for any future periods. For the nine months ended August 31, 2003, our pro forma revenues would have been $5.78 billion, our pro forma net income would have been $959 million and our pro forma earnings per share would have been $1.21 (basic) and $1.19 (diluted). These pro forma results were prepared by management and are based on the companies' reported financial information. Finally, in accordance with SFAS No. 141, "Business Combinations," our pro forma net income was reduced by $51 million for the nonrecurring P&O Princess costs related to the DLC transaction, which were expensed by P&O Princess prior to April 17, 2003.

NOTE 4 - Debt

      In February and May 2004, we borrowed an aggregate of $739 million to finance a portion of the Diamond Princess and Sapphire Princess purchase prices, pursuant to committed financing arrangements. These loans have both a fixed and variable interest rate component, mature through May 2016, and had a weighted-average interest rate of 4.1% at August 31, 2004. In addition, in March 2004 we extinguished $237 million of unsecured debt, which bore interest at USD-Libor plus 1.33%, before its July 2008 maturity date.

      In March 2004, Carnival plc entered into a 600 million euro unsecured 364-day multi-currency revolving credit facility, guaranteed by Carnival Corporation, which currently bears interest at eurolibor plus 30 basis points ("BPS"), which interest rate spread over the base rate will vary based on changes to Carnival plc's senior unsecured credit rating. This facility also has a nine BPS commitment fee on the undrawn portion and expires in March 2005 but provides Carnival plc with the option to extend the repayment date of the then existing outstanding borrowings to June 2006. At August 31, 2004, there were no borrowings outstanding under this facility. In connection with obtaining this revolver, Carnival plc repaid, prior to its maturity date, the $93 million outstanding under the P&O Princess Cruises International Limited ("POPCIL") $710 million revolving credit facilities, which facilities were then terminated prior to their September 2005 maturity dates. In June 2004, Carnival plc established a U.S. dollar commercial paper program, which is supported by this 600 million euro revolving credit facility and, accordingly, any amounts outstanding under this commercial paper program, none at August 31, 2004, will reduce the aggregate amount available under the facility.

      At August 31, 2004, our $600 million 2% convertible notes were classified as a current liability, since we may be required to redeem the notes at the option of the holders on April 15, 2005 at their face value plus any unpaid accrued interest. If the noteholders do not exercise this option, then we will change the classification of the notes to long-term, as the next optional redemption date does not occur until April 15, 2008. We do not currently expect noteholders to exercise their put options, as the current market value of the 2% convertible notes is greater than the redemption price.

      In connection with a corporate reorganization that was completed in late February 2004, the POPCIL deed of guarantee dated June 19, 2003, which guaranteed substantially all of Carnival Corporation's debt, was terminated in accordance with its terms. The deeds of guarantee between Carnival Corporation and Carnival plc are still in effect, thus effectively cross guaranteeing all Carnival Corporation and Carnival plc indebtedness and other monetary obligations.

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

      In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America Line ("HAL") ships in Alaska. HAL-USA responded to the subpoena.

      On August 17, 2002, an incident occurred in Juneau, Alaska onboard HAL's Ryndam involving a wastewater discharge from the ship. As a result of this incident, the Office of the U.S. Attorney in Anchorage, Alaska initiated a grand jury proceeding. The State of Alaska is separately investigating this incident.

      On March 5, 2004, HAL notified the United States and Netherlands governmental authorities that one of its chief engineers had admitted to improperly processing bilge water on the Noordam. A subsequent internal investigation has determined that the improper operation may have begun in January 2004 and may have continued sporadically through March 4, 2004. HAL and three shipboard engineers have received grand jury subpoenas from the Office of the U.S. Attorney in Tampa, Florida.

      If the Ryndam or Noordam investigations result in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit operations in Glacier Bay National Park and Preserve ("Glacier Bay") during the period of debarment. The ultimate outcomes of these matters cannot be determined at this time. However, if HAL were to lose its Glacier Bay permits, we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska that can be substituted for Glacier Bay.

      Costa Cruises ("Costa") has instituted arbitration proceedings in Italy to confirm the validity of its November 2000 decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship. Costa has also given notice of termination of the contract. It is now expected that the arbitration tribunal's decision will be made in 2005. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa would have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

      On April 23, 2003, Festival Crociere S.p.A. ("Festival") commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We were granted leave to intervene in the Festival Action and filed a Statement in Intervention with the court. Festival was declared bankrupt on May 27, 2004 and Festival did not submit observations on our Statement in Intervention. A date for an oral hearing will be set in due course, unless Festival withdraws its action. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented. Based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction. However, the ultimate outcome of this matter cannot be determined at this time.

      In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our self-insurance retention levels. However, the ultimate outcomes of these claims and lawsuits which are not covered by insurance cannot be determined at this time.

      Contingent Obligations

      At August 31, 2004, Carnival Corporation had contingent obligations totaling $1.07 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, Carnival Corporation obtained a direct guarantee from another AAA rated financial institution for $290 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, Carnival Corporation would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, it would be required to provide a standby letter of credit for $87 million, or alternatively provide mortgages in the aggregate amount of $87 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of August 31, 2004, have to pay a total of $177 million in stipulated damages. As of August 31, 2004, $186 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In the event Carnival Corporation were to default under its $1.4 billion revolving credit facility, it would be required to post cash collateral to support the stipulated damages standby letters of credit. Between 2017 and 2022, Carnival Corporation has the right to exercise options that would terminate these transactions at no cost to it. As a result of these three transactions, we have $38 million and $40 million of deferred income recorded on our balance sheets as of August 31, 2004 and November 30, 2003, respectively, which is being amortized to nonoperating income through 2022.

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

NOTE 6 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                         Nine Months            Three Months
                                       Ended August 31,       Ended August 31,
                                       ----------------       ----------------
                                       2004        2003       2004        2003
                                       ----        ----       ----        ----
Net income                            $1,561      $  989     $1,025      $  734
Items included in accumulated
   other comprehensive income:
      Foreign currency translation
         adjustment                      135          86        (40)        (77)
      Changes related to cash flow
         derivative hedges                (3)          4          4          13
      Unrealized gains on
         marketable securities                         4                      1
                                      ------      ------     ------      ------
Total comprehensive income            $1,693      $1,083     $  989      $  671
                                      ======      ======     ======      ======

NOTE 7 - Segment Information

     Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics. Our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours and the business-to-business travel agency operations of P&O Travel Ltd., the latter two since completion of the DLC transaction on April 17, 2003.

     Selected segment information for our cruise and other segments was as follows (in millions):

                                         Nine Months Ended August 31,
                                         ----------------------------

                                                           Selling
                                            Operating     and admin-   Operating
2004                           Revenues      expenses     istrative      income
----                           --------      --------     ---------      ------
Cruise                          $7,218        $3,933        $  902       $1,800
Other                              355           271            42           26
Intersegment elimination           (88)          (88)
                                ------        ------        ------       ------
                                $7,485        $4,116        $  944       $1,826
                                ======        ======        ======       ======
2003
----
Cruise                          $4,674        $2,563        $  622       $1,085
Other                              303           238            28           24
Intersegment elimination           (76)          (76)
                                ------        ------        ------       ------
                                $4,901        $2,725        $  650       $1,109
                                ======        ======        ======       ======

                                         Three Months Ended August 31,
                                         -----------------------------
                                                           Selling
                                            Operating     and admin-   Operating
2004                           Revenues      expenses     istrative      income
----                           --------      --------     ---------      ------
Cruise                          $3,023        $1,429        $  292       $1,098
Other                              301           219            14           62
Intersegment elimination           (79)          (79)
                                ------        ------        ------       ------
                                $3,245        $1,569        $  306       $1,160
                                ======        ======        ======       ======
2003
----
Cruise                          $2,330        $1,149        $  249       $  764
Other                              257           192            12           45
Intersegment elimination           (63)          (63)
                                ------        ------        ------       ------
                                $2,524        $1,278        $  261       $  809
                                ======        ======        ======       ======

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                            Nine Months           Three Months
                                          Ended August 31,      Ended August 31,
                                          ----------------      ----------------
                                          2004       2003(a)    2004       2003
                                          ----       ----       ----       ----

Net income                               $1,561     $  989     $1,025     $  734
Interest on dilutive zero-coupon
  convertible notes                          11          5          6          5
Interest on dilutive 2% convertible
  notes                                      10                     3
                                         ------     ------     ------     ------
Net income for diluted earnings
  per share                              $1,582     $  994     $1,034     $  739
                                         ======     ======     ======     ======

Weighted-average common and
  ordinary shares outstanding               802        691        803        797
Dilutive effect of zero-coupon
  convertible notes                          12          6         17         17
Dilutive effect of 2% convertible
  notes                                      15                    15
Dilutive effect of stock plans                4          2          5          4
                                         ------     ------     ------     ------
Diluted weighted-average shares
  outstanding                               833        699        840        818
                                         ======     ======     ======     ======

Basic earnings per share                 $ 1.95     $ 1.43     $ 1.28     $ 0.92
                                         ======     ======     ======     ======
Diluted earnings per share               $ 1.90     $ 1.42     $ 1.23     $ 0.90
                                         ======     ======     ======     ======

(a) The weighted-average shares outstanding for the nine months ended August 31, 2003 included the pro rata Carnival plc shares since April 17, 2003.

      Our diluted earnings per share computation did not include a maximum of
26.7 million shares (36.2 million shares in 2003) and 20.9 million shares (36.2 million shares in 2003) for the nine and three months ended August 31, 2004 and 2003, respectively, of Carnival Corporation common stock issuable upon conversion of its contingently convertible debt.

      In addition, employee and director stock options to purchase 3.8 million shares (7.4 million shares in 2003) and 1.3 million shares (3.1 million shares in 2003) for the nine and three months ended August 31, 2004 and 2003, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

      Carnival Corporation's common stock price was above the defined trigger prices for its zero-coupon convertible notes and 2% convertible notes for a defined duration of time during the three months ended August 31, 2004 and, therefore, these notes are convertible into 17.4 million and 15.3 million shares of Carnival Corporation common stock during our 2004 fourth quarter at a per share conversion price of $31.87 and $39.14, respectively. Accordingly, they will be included in our fourth quarter diluted earnings per share computation, if dilutive. Carnival Corporation's common stock price did not reach the defined trigger price for its 1.75% convertible notes during the three months ended August 31, 2004 and, accordingly, these notes are not convertible in our 2004 third quarter. In accordance with current accounting practice, our 1.75% convertible notes will not be included in our fourth quarter dilutive earnings per share computation, unless Carnival Corporation's common stock price reaches the defined trigger price of $63.73 in the fourth quarter, and its impact is dilutive. See Note 9 "Recent Accounting Pronouncement" for a discussion of changes that are expected to be made in the 2005 first quarter to our computation of diluted earnings per share for our contingently convertible debt.

NOTE 9 - Recent Accounting Pronouncement

      On September 30, 2004, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board ("FASB") reached a final consensus (subject to FASB ratification) on EITF Statement 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share." EITF 04-08 requires all shares that are issuable under our outstanding convertible notes that have contingent conversion features to be considered outstanding for our diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. For the nine and three months ended August 31, 2004, these shares were only included in our diluted earnings per share computation if Carnival Corporation's common stock price had reached certain conversion trigger prices. If adopted by the FASB, EITF 04-08 will be effective for us in our first quarter 2005 and will require us to retroactively restate our prior periods diluted earnings per share. Upon the adoption of the retroactive restatement provision, our currently reported diluted earnings per share will be reduced by $0.02 ($0.03 in 2003) and $0.01 ($0.02 in 2003) for the nine and three months ended August 31, 2004 and 2003, respectively.

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

      - the international political and economic climate, armed conflicts, terrorist attacks and threats thereof, availability of air service, other world events and adverse publicity, and their impact on the demand for cruises;

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

      - continuing financial viability of our travel agent distribution system and air service providers; and

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

Key Performance Indicators, Pro Forma Information and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. In calculating net cruise costs, we exclude the same variable costs as described above, which are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in these two non-GAAP financial measures.

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

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our key indicators assuming the 2004 exchange rates have remained constant with the prior year's comparable rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating exchange rate environment.

      Our 2003 reported results only included the results of P&O Princess since April 17, 2003. Consequently, for the nine months ended August 31, 2004, we believe that the most meaningful comparison of our nine month financial results and revenue and cost metrics is to the comparable pro forma results and metrics in 2003, which reflect the operations of both Carnival Corporation and P&O Princess as if the companies had been consolidated throughout 2003. Accordingly, we have disclosed pro forma information for the nine months ended August 31, 2003, as well as the required reported information, in the discussion of our results of operations. Since the third quarter of 2003 includes operations that are comparable to 2004 no pro forma results are disclosed.

      The 2003 pro forma information was computed by adding the results of P&O Princess' nine months operations, adjusted for acquisition adjustment reductions of $12 million of depreciation expense and $3 million of interest expense, and excluding $51 million of nonrecurring DLC transaction costs, to the 2003 Carnival Corporation reported results for the nine months ended August 31, 2003.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2003 joint Annual Report on Form 10-K. On April 14, 2004, the FASB decided that the Property, Plant and Equipment Draft Statement of Position ("PP&E SOP") should not be approved for issuance. Accordingly, the disclosure of the possible impact from this PP&E SOP included in our joint Annual Report on Form 10-K is no longer applicable, although it is still possible that all or certain provisions of the PP&E SOP could be required in the future under U.S. generally accepted accounting principles.

Outlook for Full Year and Fourth Quarter 2004

      On September 17, 2004, we disclosed that we were on track to achieve a record increase in revenue yields this year of approximately 9%, while absorbing an unusually high 17% capacity increase.

      We also disclosed that for the fourth quarter of 2004 advance booking levels were higher versus prior year levels at that point in time on a capacity adjusted basis, with pricing also ahead of last year. As a result, we disclosed that we expect that net revenue yields for the fourth quarter of 2004 will increase approximately 7% to 9% (5% to 7% on a constant dollar basis), compared to last year's fourth quarter, despite the negative effect of Hurricane Frances. Net cruise costs per ALBD in the fourth quarter of 2004 are expected to be up 6% to 8% (4% to 6% on a constant dollar basis), compared to 2003 primarily due to higher fuel costs, costs associated with the Cunard office relocation from Miami, Florida to Princess Cruises' location in Santa Clarita, California and costs related to Hurricane Frances. Based on these estimates, we disclosed that we expected fourth quarter 2004 earnings per share to be in the range of $0.30 to $0.32. Our guidance included the estimated impact of Hurricane Frances of between $0.03 to $0.04 per share, as well as the cost of the Cunard relocation of between $0.01 to $0.02 per share, both of which will primarily impact the 2004 fourth quarter. On September 28, 2004, we announced that the negative impact of Hurricane Jeanne on our fourth quarter earnings per share will be approximately $0.02, thus reducing our fourth quarter earnings per share guidance to a range of $0.28 to $0.30 per share. Substantially all the impact of Hurricane Jeanne is attributable to lost revenues. This guidance includes all of the estimated impacts of the last four hurricanes which effected our operations. Our guidance was based on an exchange rate of $1.23 to the euro and $1.82 to sterling.

      Seasonality

      Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. The consolidation of the P&O Princess brands has caused our quarterly results to be more seasonal than we had previously experienced, as their business is more seasonal. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. Substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Nine Months Ended August 31, 2004 ("2004") Compared to Pro Forma Nine Months Ended August 31, 2003 ("pro forma 2003") and Reported Results for the Nine Months Ended August 31, 2003 ("2003")

      Our reported and pro forma results of operations and selected statistical information were as follows:

                                       Nine Months Ended August 31,    Difference Between 2004 and
                                       ----------------------------    ---------------------------
                                                Pro Forma                  Proforma
                                                ---------                  --------
                                      2004         2003         2003         2003         2003
                                      ----         ----         ----         ----         ----
                                                       (dollars in millions)
Revenues
  Cruise
    Passenger tickets                $5,663       $4,364       $3,671       $1,299       $1,992
    Onboard and other                 1,555        1,183        1,003          372          552
  Other                                 267          233          227           34           40
                                     ------       ------       ------       ------       ------
                                      7,485        5,780        4,901        1,705        2,584
                                     ------       ------       ------       ------       ------
Costs and Expenses
  Operating
    Cruise
      Commissions, transportation
        and other                     1,227          954          748          273          479
      Onboard and other                 270          205          155           65          115
      Payroll and related               739          616          520          123          219
      Food                              412          328          276           84          136
      Other ship operating            1,285        1,056          864          229          421
    Other                               183          170          162           13           21
                                     ------       ------       ------       ------       ------
    Total                             4,116        3,329        2,725          787        1,391
  Selling and administrative            944          820          650          124          294
  Depreciation and amortization         599          479          417          120          182
                                     ------       ------       ------       ------       ------
Operating Income                      1,826        1,152        1,109          674          717
Nonoperating Expense, Net              (209)        (125)        (100)         (84)        (109)
                                     ------       ------       ------       ------       ------
Income Before Income Taxes            1,617        1,027        1,009          590          608
Income Tax Expense, Net                 (56)         (17)         (20)         (39)         (36)
                                     ------       ------       ------       ------       ------
Net Income                           $1,561       $1,010       $  989       $  551       $  572
                                     ======       ======       ======       ======       ======

Selected Statistical Information
  Passengers carried
    (in thousands)                    4,762        4,056        3,671          706        1,091
                                     ======       ======       ======       ======       ======
  Occupancy percentage                105.2%       103.1%       104.4%         2.1 pts.     0.8 pts.
                                     ======       ======       ======       ======       ======

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

      Revenues

      We use net revenue yields to measure our cruise segment revenue performance. Gross and net revenue yields were computed by dividing the gross or net cruise revenues, without rounding, by ALBDs as follows:

                                            Nine Months Ended August 31,
                                            ----------------------------
                                        2004       Pro Forma 2003       2003
                                        ----       --------------       ----
                                       (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                 $     5,663     $     4,364     $     3,671
  Onboard and other                       1,555           1,183           1,003
                                    -----------     -----------     -----------
Gross cruise revenues                     7,218           5,547           4,674
Less cruise costs
  Commissions, transportation
    and other                            (1,227)           (954)           (748)
  Onboard and other                        (270)           (205)           (155)
                                    -----------     -----------     -----------
Net cruise revenues                 $     5,721     $     4,388     $     3,771
                                    ===========     ===========     ===========

ALBDs                                32,867,217      27,625,601      23,380,677
                                    ===========     ===========     ===========

Gross revenue yields                $    219.61     $    200.79     $    199.92
                                    ===========     ===========     ===========

Net revenue yields                  $    174.05     $    158.85     $    161.32
                                    ===========     ===========     ===========

      Net revenue yields in 2004 increased 9.6% (9.4% gross) compared to pro forma 2003 net revenue yields primarily due to a 9.3% increase in net passenger ticket revenue yields and a 10.5% increase in net onboard and other revenue yields, both of which include the effect of the weak U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis increased 6.6% when compared with the same period last year. Onboard and other revenues included concession revenues of $193 million in 2004, $147 million in pro forma 2003 and $137 million in 2003.

      Net revenue yields in 2004 increased 7.9% (9.8% gross) compared to 2003 primarily due to the same reasons noted above. Gross revenue yields increased more than net revenue yields primarily because of the higher proportion of customers of the P&O Princess brands who purchased air transportation from us.

      Costs and Expenses

      We use net cruise costs per ALBD to monitor our ability to control our cruise segment costs. Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                           Nine Months Ended August 31,
                                           ----------------------------
                                       2004       Pro Forma 2003       2003
                                       ----       --------------       ----
                               (in millions, except ALBDs and costs per ALBD)

Cruise operating expenses           $     3,933     $     3,159     $     2,563
Cruise selling and
  administrative expenses                   902             783             622
                                    -----------     -----------     -----------
Gross cruise costs                        4,835           3,942           3,185
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                          (1,227)           (954)           (748)
    Onboard and other                      (270)           (205)           (155)
                                    -----------     -----------     -----------
Net cruise costs                    $     3,338     $     2,783     $     2,282
                                    ===========     ===========     ===========

ALBDs                                32,867,217      27,625,601      23,380,677
                                    ===========     ===========     ===========

Gross cruise costs per ALBD         $    147.12     $    142.66     $    136.22
                                    ===========     ===========     ===========

Net cruise costs per ALBD           $    101.56     $    100.72     $     97.62
                                    ===========     ===========     ===========

      Net cruise costs per ALBD in 2004 increased slightly compared to pro forma 2003 net cruise costs. This was achieved despite the impact of the weak dollar, which had the effect of significantly increasing cruise costs per ALBD. On a constant dollar basis, net cruise costs per ALBD declined 2.2% from the pro forma 2003 primarily due to the economies of scale associated with a 19.0% capacity increase and synergy savings from integration efforts following the DLC transaction. Gross cruise costs per ALBD in 2004 increased 3.1% compared to pro forma 2003.

      Net cruise costs per ALBD in 2004 increased 4.0% (8.0% gross) compared to 2003 primarily because of the impact of the weak U.S. dollar and higher operating costs of the P&O Princess brands. Gross cruise costs per ALBD increased more than net cruise costs per ALBD primarily because of the higher proportion of the P&O Princess brands' customers who purchased air transportation from us.

      Depreciation and amortization expense increased by $120 million, or 25.1%, to $599 million in 2004 from $479 million in pro forma 2003 largely due to the 19.0% expansion of the combined fleet and ship improvement expenditures, as well as the impact of a weaker U.S. dollar. Depreciation and amortization increased by $182 million, or 43.6%, to $599 million in 2004 from $417 million in 2003. This increase was primarily due to the same factors as noted above and the result of the consolidation of P&O Princess.

      Nonoperating (Expense) Income

      Interest expense, net of interest income and excluding capitalized interest, increased to $221 million in 2004 from $147 million in 2003, or $74 million, which consisted primarily of a $89 million increase in interest expense from our higher level of average borrowings, partially offset by a $15 million decrease in interest expense due to lower average borrowing rates. The higher average debt balances were primarily a result of our consolidation of the P&O Princess debt and additional borrowings associated with new ship deliveries. Net interest expense, excluding capitalized interest, increased by $35 million, or 18.8%, to $221 million in 2004 from $186 million in pro forma 2003. This increase was primarily due to the increased level of average borrowings.

      Income Taxes

      Income tax expense increased $39 million from pro forma 2003 to $56 million in 2004 primarily because of the increase in Costa's Italian taxable income and, commencing in 2004, certain elements of our cruise segment income being subject to U.S. taxation.

Three Months Ended August 31, 2004 ("2004") Compared to the Three Months Ended August 31, 2003 ("2003")

      Revenues

      Gross and net revenue yields were as follows:

                                              Three Months Ended August 31,
                                              -----------------------------
                                                2004                 2003
                                                ----                 ----
                                          (in millions, except ALBDs and yields)

Cruise revenues
  Passenger tickets                         $     2,444          $     1,863
  Onboard and other                                 579                  467
                                            -----------          -----------
Gross cruise revenues                             3,023                2,330
Less cruise costs
  Commissions, transportation
    and other                                      (467)                (361)
  Onboard and other                                 (92)                 (83)
                                            -----------          -----------
Net cruise revenues                         $     2,464          $     1,886
                                            ===========          ===========

ALBDs                                        11,684,117            9,915,347
                                            ===========          ===========

Gross revenue yields                        $    258.75          $    234.95
                                            ===========          ===========

Net revenue yields                          $    210.87          $    190.20
                                            ===========          ===========

      Net and gross revenue yields in 2004 increased 10.9% and 10.1% compared to 2003, respectively, primarily due to an 11.7% increase in net passenger ticket revenue yields and a 7.5% increase in net onboard and other revenue yields, both of which include the effect of the weak U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis increased 8.3% when compared to the same period last year. Onboard and other revenues included concession revenues of $72 million in 2004 and $53 million in 2003.

      Costs and Expenses

      Gross and net cruise costs per ALBD were as follows:

                                           Three Months Ended August 31,
                                           -----------------------------
                                              2004                2003
                                              ----                ----
                                  (in millions, except ALBDs and costs per ALBD)

Cruise operating expenses                 $     1,429         $     1,149
Cruise selling and
  administrative expenses                         292                 249
                                          -----------         -----------
Gross cruise costs                              1,721               1,398
Less cruise costs included in net
  cruise revenues
    Commissions, transportation
      and other                                  (467)               (361)
    Onboard and other                             (92)                (83)
                                          -----------         -----------
Net cruise costs                          $     1,162         $       954
                                          ===========         ===========

ALBDs                                      11,684,117           9,915,347
                                          ===========         ===========

Gross cruise costs per ALBD               $    147.25         $    141.04
                                          ===========         ===========

Net cruise costs per ALBD                 $     99.36         $     96.28
                                          ===========         ===========

      Net cruise costs per ALBD in 2004 increased 3.2% compared to 2003 net cruise costs. This increase was primarily the result of higher fuel costs and the impact of the weak U.S. dollar. On a constant dollar basis, net cruise costs per ALBD increased 0.8% compared to 2003 largely due to an 11.2% increase in fuel cost and $4 million of increased costs associated with Cunard's office relocation, partially offset by economies of scale associated with a 17.8% capacity increase and synergy savings from integration efforts following the DLC transaction. Gross cruise costs per ALBD in 2004 increased 4.4% compared to 2003.

      Depreciation and amortization expense increased by $34 million, or 19.3%, to $210 million in 2004 from $176 million in 2003 largely due to the 17.8% expansion of the combined fleet and ship improvement expenditures, as well as the impact of a weaker U.S. dollar.

      Income Taxes

      Income tax expense increased $31 million from $29 million in 2003 to $60 million in 2004 primarily because of the increase in Costa's Italian taxable income and, commencing in 2004, certain elements of our cruise segment income being subject to U.S. taxation.

      Nonoperating (Expense) Income

      Interest expense, net of interest income and excluding capitalized interest, increased to $77 million in 2004 from $67 million in 2003, or $10 million, which consisted primarily of a $9 million increase in interest expense from our higher level of average borrowings. The higher average debt balances were primarily a result of additional borrowings associated with new ship deliveries.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $2.62 billion of net cash from operations during the nine months ended August 31, 2004, an increase of $1.23 billion, or 88.0%, compared to 2003, due primarily to the consolidation of the P&O Princess operations and significantly higher cash flows from our operations. We continue to generate substantial cash from operations and remain in a strong financial position.

      During the nine months ended August 31, 2004, our expenditures for capital projects were $2.87 billion, of which $2.61 billion was spent for our ongoing new shipbuilding program, including the final delivery payments for the Queen Mary 2, Carnival Miracle, Diamond Princess, Westerdam, Caribbean Princess and Sapphire Princess. The remaining capital expenditures consisted primarily of $168 million for ship improvements and refurbishments, and $92 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the nine months ended August 31, 2004, we borrowed $843 million, which was used primarily to finance a portion of the Diamond Princess and Sapphire Princess purchase prices. During the same nine month period, we made $887 million of debt repayments, which included $330 million of debt repaid prior to its maturity date in order to reduce our borrowing rates. We also paid cash dividends of $300 million in the first nine months of fiscal 2004.

      Future Commitments and Funding Sources

      Our contractual cash obligations, with initial and remaining terms in excess of one year, remained generally unchanged at August 31, 2004 compared to November 30, 2003, except for changes to our debt as discussed in Note 4 in the accompanying financial statements and changes to our ship construction commitments as updated below.

      In connection with our twelve cruise ships under contract for construction, including those ship construction commitments entered into in September 2004, we anticipate paying the remaining estimated total all-in costs as follows (in millions):

             Fiscal
             ------
              2004 (remaining three months)         $  560
              2005                                   1,350
              2006                                   1,390
              2007                                   1,400
              2008                                   1,010
                                                    ------
              Total                                 $5,710
                                                    ======

      The year over year percentage increase in Carnival Corporation & plc's ALBD capacity for 2005, 2006, 2007 and 2008, resulting primarily from new ships entering service, is currently expected to be 9.1%, 5.6%, 5.9% and 5.1%, respectively.

      As of August 31, 2004, we had liquidity of $3.05 billion, which consisted of $596 million of cash, cash equivalents and short-term investments and $2.45 billion available for borrowing under our revolving credit facilities. Our revolving credit facilities mature in May and June 2006, except for Carnival plc's 600 million euro facility, which expires in March 2005 (see Note 4 in the accompanying financial statements). A key to our access to liquidity is the maintenance of our strong credit ratings.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2004, that they are effective as described above.

      Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during our quarter ended August 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      An action referred to as the "Festival Action" was previously reported in the Carnival Corporation and Carnival plc joint Annual Report on Form 10-K for the fiscal year ended November 30, 2003. Carnival Corporation filed a Statement in Intervention in support of the European Commission. A date for an oral hearing will be set in due course, unless Festival withdraws its action.

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

      10.1 Amendment No. 1 to Employment Agreement dated as of July 19, 2004 by and between P&O Princess Cruises International, Ltd. and Peter Ratcliffe.

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

      (b)   Reports on Form 8-K

      Carnival Corporation and Carnival plc filed a joint Current Report on Form 8-K on July 22, 2004 (Item 5).

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

Dated: October 7, 2004                     Dated: October 7, 2004