Form 10-Q
period 2005-02-28
CARNIVAL PLC; CARNIVAL CORP
filed 2005-04-07
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 2005

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

           59-1562976                                   98-0357772
       (I.R.S. Employer                            (I.R.S. Employer
       Identification No.)                         Identification No.)

   3655 N.W. 87th Avenue                     Carnival House, 5 Gainsford Street,
 Miami, Florida  33178-2428                    London SE1 2NE, United Kingdom
   (Address of principal                           (Address of principal
     executive offices)                              executive offices)
        (Zip Code)                                      (Zip Code)

        (305) 599-2600                                011 44 20 7940 5381
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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No|_|

At March 31, 2005 Carnival Corporation     At March 31, 2005, Carnival plc had
had outstanding 634,905,663 shares of      outstanding 212,262,926 Ordinary
Common Stock, $.01 par value.              Shares $1.66 stated value, one
                                           Special Voting Share, GBP 1.00 par
                                           value and 634,905,663 Trust Shares of
                                           beneficial interest in the P&O
                                           Princess Special Voting Trust.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)

                                                              Three Months
                                                         Ended February 28/29,
                                                         ---------------------
                                                         2005             2004
                                                         ----             ----

Revenues
  Cruise
    Passenger tickets                                   $ 1,841         $ 1,527
    Onboard and other                                       546             446
  Other                                                       9               8
                                                        -------         -------
                                                          2,396           1,981
                                                        -------         -------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation and other                 431             384
      Onboard and other                                      96              81
      Payroll and related                                   274             237
      Food                                                  154             127
      Other ship operating                                  457             378
    Other                                                    11              10
                                                        -------         -------
    Total                                                 1,423           1,217
  Selling and administrative                                334             316
  Depreciation and amortization                             221             188
                                                        -------         -------
                                                          1,978           1,721
                                                        -------         -------

Operating Income                                            418             260
                                                        -------         -------

Nonoperating (Expense) Income
  Interest income                                             3               4
  Interest expense, net of
    capitalized interest                                    (86)            (65)
  Other income, net                                           7
                                                        -------         -------
                                                            (76)            (61)
                                                        -------         -------

Income Before Income Taxes                                  342             199

Income Tax Benefit, Net                                       3               4
                                                        -------         -------

Net Income                                              $   345         $   203
                                                        =======         =======

Earnings Per Share
  Basic                                                 $  0.43         $  0.25
                                                        =======         =======
  Diluted                                               $  0.42         $  0.25
                                                        =======         =======

Dividends Per Share                                     $  0.15         $ 0.125
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (in millions, except par/stated values)

                                                          February 28,   November 30,
ASSETS                                                        2005           2004
                                                              ----           ----
Current Assets
  Cash and cash equivalents                                 $    321       $    643
  Accounts receivable, net                                       332            409
  Inventories                                                    245            240
  Prepaid expenses and other                                     458            436
                                                            --------       --------

    Total current assets                                       1,356          1,728
                                                            --------       --------

Property and Equipment, Net                                   21,228         20,823

Goodwill                                                       3,319          3,321

Trademarks                                                     1,308          1,306

Other Assets                                                     388            458
                                                            --------       --------
                                                            $ 27,599       $ 27,636
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                     $    368       $    381
  Current portion of long-term debt                              919            681
  Convertible debt subject to current put option                 600            600
  Accounts payable                                               611            631
  Accrued liabilities and other                                  806            868
  Customer deposits                                            1,939          1,873
                                                            --------       --------

    Total current liabilities                                  5,243          5,034
                                                            --------       --------

Long-Term Debt                                                 5,879          6,291

Other Long-Term Liabilities and Deferred Income                  460            551

Contingencies (Note 4)

Shareholders' Equity
  Common stock of Carnival Corporation; $.01 par
    value; 1,960 shares authorized; 635 shares at 2005
    and 634 shares at 2004 issued and outstanding                  6              6
  Ordinary shares of Carnival plc; $1.66 stated value;
    226 shares authorized; 212 shares at 2005 and
    2004 issued                                                  353            353
  Additional paid-in capital                                   7,340          7,311
  Retained earnings                                            8,847          8,623
  Unearned stock compensation                                    (20)           (16)
  Accumulated other comprehensive income                         549            541
  Treasury stock; 42 shares of Carnival plc at cost           (1,058)        (1,058)
                                                            --------       --------
    Total shareholders' equity                                16,017         15,760
                                                            --------       --------
                                                            $ 27,599       $ 27,636
                                                            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                         Three Months Ended February 28/29,
                                                         ----------------------------------
                                                               2005              2004
                                                               ----              ----
OPERATING ACTIVITIES
Net income                                                    $   345           $   203
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                                 221               188
    Accretion of original issue discount                            5                 5
    Other                                                           7                 3
Changes in operating assets and liabilities
  Increase in
    Receivables                                                    (2)              (53)
    Inventories                                                    (4)              (26)
    Prepaid expenses and other                                     (9)               (8)
  Increase (decrease) in
    Accounts payable                                              (29)               23
    Accrued and other liabilities                                 (57)               20
    Customer deposits                                              66               187
                                                              -------           -------
      Net cash provided by operating activities                   543               542
                                                              -------           -------

INVESTING ACTIVITIES
Additions to property and equipment                              (556)           (1,363)
Sales of short-term investments                                    27               541
Purchases of short-term investments                               (58)             (227)
Proceeds from retirement of property and equipment                                   77
Other, net                                                          1                (2)
                                                              -------           -------
      Net cash used in investing activities                      (586)             (974)
                                                              -------           -------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                            457
Principal repayments of long-term debt                           (170)             (204)
(Payments) proceeds from short-term borrowings, net               (13)                7
Dividends paid                                                   (120)             (100)
Proceeds from exercise of stock options                            23                87
Other                                                              (2)               (5)
                                                              -------           -------
      Net cash (used in) provided by financing
        activities                                               (282)              242
                                                              -------           -------
Effect of exchange rate changes on cash and cash
  equivalents                                                       3                (4)
                                                              -------           -------
      Net decrease in cash and
        cash equivalents                                         (322)             (194)
Cash and cash equivalents at beginning of period                  643               610
                                                              -------           -------
Cash and cash equivalents at end of period                    $   321           $   416
                                                              =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

      Carnival Corporation and Carnival plc (formerly known as P&O Princess Cruises plc or "P&O Princess") completed a dual listed company ("DLC") transaction (the "DLC transaction") in 2003. The DLC transaction combined the businesses of Carnival Corporation and Carnival plc through a number of contracts and through amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities, however, they operate as if they were a single economic enterprise.

      The accompanying consolidated balance sheet at February 28, 2005 and the consolidated statements of operations and cash flows for the three months ended February 28/29, 2005 and 2004 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2004 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

      Reclassifications have been made to prior period amounts to conform to the current period presentation, including reflecting the gross purchases and sales of variable rate securities as investing activities in the Consolidated Statements of Cash Flows rather than as a component of cash and cash equivalents in fiscal 2004. We also changed the amount of our previously reported cash and cash equivalents in our Consolidated Statement of Cash Flows at February 29, 2004 by $147 million to $416 million from $563 million.

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

                                                   Three Months
                                              Ended February 28/29,
                                              ---------------------
                                               2005           2004
                                               ----           ----

Net income, as reported                       $ 345           $ 203
Stock-based compensation
  expense included in
  net income, as reported                         4               2
Total stock-based compensation
  expense determined under
  the fair value-based method
  for all awards                                (18)            (29)
                                              -----           -----
Adjusted net income for basic
  earnings per share                            331             176
Interest on dilutive convertible notes           12               4
                                              -----           -----
Adjusted net income for diluted
  earnings per share                          $ 343           $ 180
                                              =====           =====

Earnings per share
  Basic
    As reported                               $0.43           $0.25
                                              =====           =====
    Adjusted                                  $0.41           $0.22
                                              =====           =====
  Diluted
    As reported                               $0.42           $0.25
                                              =====           =====
    Adjusted                                  $0.40           $0.22
                                              =====           =====

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment Statement 123(R)," which will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. This statement is effective for us in the fourth quarter of fiscal 2005. We have not yet determined which of the alternative transition methods we will use upon adoption of this new statement. However, based on preliminary estimates, if we were to elect to adopt this statement with retroactive effect to December 1, 2004, our additional full year 2005 share-based compensation expense would be approximately $60 million.

NOTE 3 - Debt

      In January 2005, we paid the final installment of $110 million on our capitalized lease obligations.

      In February 2005, Carnival plc extended its 600 million euro ($795 million U.S. dollars at the February 28, 2005 exchange rate) unsecured multi-currency revolving credit facility for 364 days, and reduced this facility's commitment fee on the undrawn portion from nine basis points ("BPS") to 7.5 BPS. Accordingly, this facility now expires in March 2006.

      In March 2005, Carnival plc entered into a five-year unsecured multi-currency term loan facility, bearing interest at euribor/libor plus 32.5 BPS. Under this facility, we borrowed 368 million euro ($487 million U.S. dollars at the February 28, 2005 exchange rate) to repay a 368 million euro note, which bore interest at euribor plus 60 BPS, prior to its October 2008 maturity date. We also borrowed 165 million sterling under this facility ($317 million U.S. dollars at the February 28, 2005 exchange rate), which we used to finance a portion of P&O Cruises' Arcadia purchase price.

NOTE 4 - Contingencies

      Litigation

      On March 7, 2005, a lawsuit was filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida on behalf of some current and former crew members alleging that Carnival Cruise Lines failed to pay the plaintiffs for overtime. The suit seeks payment of (i) the overtime wages alleged to be owed, (ii) penalty wages under U.S. law and (iii) interest. We are not yet able to estimate the impact of this claim, and the ultimate outcome of this matter cannot be determined at this time. However, we believe that we have meritorious defenses and we intend to vigorously defend against this action.

      In 2002, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisements referred to in the Facsimile Complaints that reference a Carnival Cruise Lines product were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of third party travel agencies. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. However, we believe that we have meritorious defenses and we intend to vigorously defend against these actions.

      In February 2001, Holland America Line-USA, Inc. ("HAL-USA"), our wholly-owned subsidiary, received a grand jury subpoena requesting that it produce documents and records relating to the air emissions from Holland America Line ships in Alaska. HAL-USA responded to the subpoena. The ultimate outcome of this matter cannot be determined at this time.

      In March 2004, Holland America Line notified the U.S. and Netherlands governmental authorities that one of its chief engineers had admitted to improperly processing bilge water on the Noordam. A subsequent internal investigation has determined that the improper operation may have begun in January 2004 and may have continued sporadically through March 4, 2004. Holland America Line and three shipboard engineers have received grand jury subpoenas from the Office of the U.S. Attorney in Tampa, Florida. If the government investigations result in charges being filed, a judgment could include, among other forms of relief, fines and debarment from federal contracting, which would prohibit Holland America Line operations in Glacier Bay National Park and Preserve ("Glacier Bay") during the period of debarment. The ultimate outcome of this matter cannot be determined at this time. If Holland America Line were to lose its Glacier Bay permits as a result of the Noordam investigations, we would not expect the impact on our financial statements to be material to us since we believe there are additional attractive alternative destinations in Alaska and elsewhere that can be substituted for Glacier Bay.

      Costa has instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Costa has also given notice of termination of the contract. In October 2004, the arbitration tribunal decided to increase the scope of work of the technical expert by introducing new demands for reply in the expert's report. In March 2005, the expert submitted his report to the tribunal. It is expected that the arbitration tribunal's decision will be made in late 2005 at the earliest. In the event that an award is given in favor of Cammell Laird, the amount of damages, which Costa would have to pay, if any, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

      In April 2003, Festival Crociere S.p.A. ("Festival") commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have been granted leave to intervene in the Festival Action and filed a Statement in Intervention with the court. Festival was declared bankrupt in May 2004 and Festival did not submit observations on our Statement in Intervention. A date for an oral hearing will be set in due course, unless Festival withdraws its action. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction. However, the ultimate outcome of this matter cannot be determined at this time.

      In the normal course of our business, various other claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability is typically limited to our self-insurance retention levels. However, the ultimate outcome of these claims and lawsuits cannot be determined at this time.

      Contingent Obligations

      At February 28, 2005, Carnival Corporation had contingent obligations totaling $1.08 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AAA or AA. In addition, Carnival Corporation obtained a direct guarantee from another AAA rated financial institution for $295 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. If the major financial institutions' credit ratings fall below AA-, Carnival Corporation would be required to move a majority of the funds from these financial institutions to other highly-rated financial institutions. If Carnival Corporation's credit rating falls below BBB, it would be required to provide a standby letter of credit for $84 million, or alternatively provide mortgages in the aggregate amount of $84 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of February 28, 2005, have to pay a total of $171 million in stipulated damages. As of February 28, 2005, $179 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. Between 2017 and 2022, we have the right to exercise options that would terminate these transactions at no cost to us.

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

NOTE 5 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                                              Three Months
                                                          Ended February 28/29,
                                                          ---------------------
                                                            2005         2004
                                                            ----         ----

Net income                                                  $ 345       $ 203
Items included in accumulated
   other comprehensive income:
      Foreign currency translation adjustment                  (3)        209
      Changes related to cash flow derivative hedges           11         (13)
                                                            -----       -----

Total comprehensive income                                  $ 353       $ 399
                                                            =====       =====

NOTE 6 - Segment Information

      Our cruise segment included all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including products and services they provide. Our other segment primarily represents the transportation, hotel and tour operations of Holland America Tours and Princess Tours, and the business to business travel agency operations of P&O Travel Ltd.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                           Three Months Ended February 28/29,
                              ----------------------------------------------------------------
                                                          Selling     Depreciation   Operating
                                           Operating     and admin-        and         income
2005                          Revenues     expenses      istrative    amortization     (loss)
                              --------     ---------     ----------   ------------   ---------
Cruise                        $ 2,387       $ 1,412       $   322        $   213      $   440
Other                              12            14            12              8          (22)
Intersegment elimination           (3)           (3)
                              -------       -------       -------        -------      -------
                              $ 2,396       $ 1,423       $   334        $   221      $   418
                              =======       =======       =======        =======      =======
2004
Cruise                        $ 1,973       $ 1,207       $   302        $   183      $   281
Other                              10            12            14              5          (21)
Intersegment elimination           (2)           (2)
                              -------       -------       -------        -------      -------
                              $ 1,981       $ 1,217       $   316        $   188      $   260
                              =======       =======       =======        =======      =======

Note 7 - Merchant Navy Officers Pension Fund ("MNOPF")

      P&O Cruises, Princess and Cunard participate in an industry-wide British MNOPF, which is a defined benefit multiemployer pension plan that is available to certain of their shipboard British officers. The MNOPF is divided into two sections, the "New Section" and the "Old Section," each of which covers a different group of participants, with the Old Section closed to further benefit accrual and the New Section only closed to new membership.

      As of March 31, 2003, the date of the most recent formal actuarial valuation prepared by the MNOPF's actuary, the New Section of the MNOPF was estimated to have a fund deficit of approximately 200 million sterling, or $380 million, assuming a 7.7% discount rate. At November 30, 2004, our external actuary informally updated the March 31, 2003 valuation and estimated that the New Section deficit was approximately 760 million sterling, or $1.44 billion, assuming a 5.2% discount rate. The amount of the fund deficit could vary considerably if different assumptions and/or estimates were used in its calculation. Substantially all of any MNOPF fund deficit liability which we may have relates to P&O Cruises and Princess obligations, which existed prior to the DLC transaction.

      Our share of any liability with respect to the fund's deficit was uncertain and, accordingly, the MNOPF's participating employers sought guidance from the court as to how to allocate the deficit to participating employers, which ruling was issued on March 22, 2005. Notwithstanding the court's decision, there are still a number of uncertainties remaining as to our portion of the fund's ultimate deficit. Therefore, we will record as expense our portion of any deficit as amounts are invoiced by the fund's trustee, which is currently expected to be over a period of at least 10 years. In accordance with the court ruling and other factors, and assuming all of the other participating employers are able to pay their share of the MNOPF deficit, we believe our share of the ultimate deficit could be in the range of $25 million to $90 million.

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                               Three Months
                                                           Ended February 28/29,
                                                           ---------------------
                                                              2005      2004
                                                              ----      ----

Net income                                                   $ 345      $ 203
Interest on dilutive convertible notes                          12          4
                                                             -----      -----
Net income for diluted earnings per share                    $ 357      $ 207
                                                             =====      =====

Weighted-average common and ordinary shares outstanding        805        800
Dilutive effect of convertible notes                            44         15
Dilutive effect of stock plans                                   6          5
                                                             -----      -----
Diluted weighted-average shares outstanding                    855        820
                                                             =====      =====

Basic earnings per share                                     $0.43      $0.25
                                                             =====      =====
Diluted earnings per share                                   $0.42      $0.25
                                                             =====      =====

      Options to purchase 1.4 million and 5.0 million shares for the three months ended February 28/29, 2005 and 2004, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this joint Quarterly Report on Form 10-Q are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

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

- accidents and other incidents affecting the health, safety, security and vacation satisfaction of passengers, including machinery and equipment failures, which could cause the cancellation of a cruise or series of cruises;

- changing public and consumer tastes and preferences, which may, among other things, adversely impact the demand for cruises;

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

- continuing financial viability of our travel agent distribution system and air service providers; and

- unusual weather patterns or natural disasters, such as hurricanes and earthquakes.

      On April 5, 2005, the U.S. State Department announced details of the proposed "Western Hemisphere Travel Initiative." If the proposed rules are enacted, U.S. citizens will be required to carry a passport for travel to or from certain countries/areas that were previously exempt. The proposed implementation is as follows:

- On December 31, 2005, a passport would be required for all air and sea travel to or from the Caribbean, Bermuda, Central and South America.

- On December 31, 2006, a passport would be required for all air and sea travel to or from Mexico and Canada.

- On December 31, 2007, a passport would be required for all air, sea and land border crossings.

      We believe that it is unlikely that these proposed rules will have a material adverse impact on our results of operations. However, the ultimate effect cannot be determined at this time.

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

Key Performance Indicators and Critical Accounting Estimates

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

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our key indicators assuming the 2005 exchange rates have remained constant with the prior year's comparable rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating exchange rate environment.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2004 joint Annual Report on Form 10-K.

Outlook for Remainder of Fiscal 2005

      On March 21, 2005, we indicated that we expected diluted earnings per share for the second quarter of 2005 would be in the range of $0.45 to $0.47 and approximately $2.70 for the full year 2005.

      On March 30, 2005, we announced that P&O Cruises Australia's Pacific Sky experienced a technical problem that required dry-docking to complete the repair. The ship is expected to be out of service for approximately two months and will impact second quarter 2005 diluted earnings per share by approximately $0.02. We also announced that a recent court decision on how to allocate a fund deficit in the MNOPF is expected to reduce full year 2005 diluted earnings per share by less than $0.01.

      Other than the items discussed in the preceding paragraph, we have not changed our March 21 second quarter and full year guidance, as we have not yet updated our internal operating forecast. However, in our March 21 release, we noted that we based our guidance for the last three quarters of 2005 on assumed average fuel prices of $246 per ton (derived from the forward fuel curve) and currency exchange rates of $1.30 to the euro and $1.88 to the sterling. The current forward curve for fuel indicates average prices of approximately $257 per ton for the last three quarters of 2005, which is 29 percent higher than average prices for last year's comparable period. If actual fuel prices for the last three quarters of 2005 ultimately turn out to average $257 per ton, then our diluted earnings per share would be reduced by $0.01 and $0.03 for the second quarter 2005 and full year 2005, respectively.

      The year-over-year percentage increase in our ALBD capacity, resulting from new ships entering service, is 5.3%, 5.7% and 8.5% in the second, third and fourth quarters of 2005, respectively, as compared to the same quarters in 2004.

      Share-Based Compensation

      Based on preliminary estimates, if we were to elect to adopt FASB Share-Based Payment Statement 123(R) with retroactive effect to December 1, 2004, our additional full year 2005 share-based compensation expense would be approximately $60 million, which has not been included in our above earnings per share estimates.

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

Three Months Ended February 28, 2005 ("2005") Compared to the Three Months Ended February 29, 2004 ("2004")

      Selected statistical information was as follows:

                                             Three Months Ended February 28/29,
                                             ----------------------------------
                                                 2005                2004
                                                 ----                ----
Passengers carried (in thousands)                   1,619               1,347
                                             ============        ============
Occupancy percentage                                103.8%              102.0%
                                             ============        ============

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                            Three Months Ended February 28/29,
                                            ----------------------------------
                                                  2005               2004
                                                  ----               ----
                                          (in millions, except ALBDs and yields)
Cruise revenues
  Passenger tickets                          $      1,841        $      1,527
  Onboard and other                                   546                 446
                                             ------------        ------------
Gross cruise revenues                               2,387               1,973
Less cruise costs
  Commissions, transportation and other              (431)               (384)
  Onboard and other                                   (96)                (81)
                                             ------------        ------------
Net cruise revenues                          $      1,860        $      1,508
                                             ============        ============

ALBDs                                          11,586,444          10,062,655
                                             ============        ============

Gross revenue yields                         $     206.07        $     196.02
                                             ============        ============

Net revenue yields                           $     160.59        $     149.84
                                             ============        ============

      Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                           Three Months Ended February 28/29,
                                           ----------------------------------
                                                 2005                2004
                                                 ----                ----
                                      (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses                    $      1,412        $      1,207
Cruise selling and
  administrative expenses                             322                 302
                                             ------------        ------------
Gross cruise costs                                  1,734               1,509
Less cruise costs included in net
  cruise revenues
    Commissions, transportation and other            (431)               (384)
    Onboard and other                                 (96)                (81)
                                             ------------        ------------
Net cruise costs                             $      1,207        $      1,044
                                             ============        ============

ALBDs                                          11,586,444          10,062,655
                                             ============        ============

Gross cruise costs per ALBD                  $     149.62        $     149.91
                                             ============        ============

Net cruise costs per ALBD                    $     104.13        $     103.73
                                             ============        ============

      Revenues

      Net cruise revenues increased $352 million, or 23.3%, to $1.86 billion in 2005 from $1.51 billion in 2004. The 15.1% increase in ALBD's between 2004 and 2005 accounted for $228 million of the increase, and the remaining $124 million was from increased net revenue yields, which increased 7.2% in 2005 compared to 2004 (gross revenue yields increased by 5.1%). Net revenue yields increased in 2005 primarily from higher cruise ticket prices, a 1.8% increase in occupancy, higher onboard revenues and the weaker U.S. dollar relative to the euro and sterling, partially offset by the impact of the cancellation of P&O Cruises Aurora's 2005 world cruise. Net revenue yields as measured on a constant dollar basis, where we recompute 2005 net revenue yields at the foreign currency exchange rates in effect for 2004, increased 5.9% in 2005. Gross cruise revenues increased $414 million, or 21.0%, in 2005 to $2.39 billion from $1.97 billion in 2004 primarily for the same reasons as net cruise revenues.

      Onboard and other revenues included concession revenues of $69 million in 2005 and $56 million in 2004, which increased in 2005 compared to 2004 primarily because of the 15.1% increase in capacity and passengers increasing willingness to take advantage of the enhanced onboard spending opportunities on our ships.

      Costs and Expenses

      Net cruise costs increased $163 million, or 15.6%, to $1.21 billion in 2005 from $1.04 billion in 2004. The 15.1% increase in ALBD's between 2004 and 2005 accounted for $158 million of the increase, and the remaining $5 million was from increased net cruise costs per ALBD, which increased 0.4% in 2005 compared to 2004 (gross cruise costs per ALBD decreased 0.2%). Net cruise costs per ALBD increased primarily due to a 10.0% increase in 2005 fuel prices and the weaker U.S. dollar relative to the euro and the sterling in 2005. This increase was substantially offset by lower selling, general and administrative costs per ALBD, partly due to a delay until later in the year of advertising expenditures, higher promotional costs in 2004 related to the introduction of Cunard's Queen Mary 2, reduced costs from the relocation of Cunard's shoreside operations and economies of scale associated with the 15.1% capacity increase. Net cruise costs per ALBD as measured on a constant dollar basis compared to 2004 decreased 1.0% in 2005. Gross cruise costs increased $225 million, or 14.9%, in 2005 to $1.73 billion from $1.51 billion in 2004, which was a lower percentage increase than net cruise costs primarily because of the lower proportion of passengers who purchased air transportation from us in 2005.

      Depreciation and amortization expense increased by $33 million, or 17.6%, to $221 million in 2005 from $188 million in 2004 largely due to the 15.1% increase in ALBD's through the addition of new ships and ship improvement expenditures, as well as the impact of a weaker U.S. dollar.

      Nonoperating (Expense) Income

      Net interest expense excluding capitalized interest, increased to $88 million in 2005 from $71 million in 2004, or $17 million. The increase was primarily due to a $13 million increase in interest expense from higher average borrowing rates and a $4 million increase in interest expense due to higher average borrowings associated with new ship deliveries.

      Other income included $7 million from the settlement of litigation associated with the DLC transaction in 2003.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $543 million of net cash from operations during the three months ended February 28, 2005, which was flat compared to 2004. We continue to generate substantial cash from operations and remain in a strong financial position.

      During the first quarter of 2005, our net expenditures for capital projects were $556 million, of which $449 million was spent for our ongoing new shipbuilding program, including the final delivery payment for the Carnival Valor. The remaining capital expenditures consisted primarily of $71 million for ship improvements and refurbishments, and $36 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During 2005, we took delivery of one new ship compared to three ships in 2004. One of the 2004 ship deliveries was paid for primarily from long-term debt proceeds. Accordingly, the net cash used in investing activities in 2005 is less than in 2004, and the net cash used in financing activities has increased in 2005 compared to 2004.

      During the 2005 first quarter, we made $170 million of debt repayments, which included the final payment on our capitalized lease obligations of $110 million. We also paid cash dividends of $120 million in the first quarter of fiscal 2005.

      Future Commitments and Funding Sources

      Our contractual cash obligations remained generally unchanged at February 28, 2005 compared to November 30, 2004, except for changes to our debt as noted above, and changes to our ship construction commitments as follows:

      - We made the final contractual payments related to the Carnival Valor delivery in December 2004.

      - In January 2005, Costa entered into a new ship construction contract with Fincantieri for a 3,000 passenger ship, which has an estimated all-in cost of 475 million euros and is expected to enter service in June 2007.

      During 2004, the Board of Directors authorized the repurchase of up to $1 billion of Carnival Corporation and/or Carnival plc shares commencing in 2005 subject to certain repurchase restrictions on Carnival plc shares. Through April 7, 2005 no repurchases had been made.

      At February 28, 2005, we had liquidity of $2.88 billion, which consisted of $369 million of cash, cash equivalents and short-term investments and $2.51 billion available for borrowing under our revolving credit facilities. Our revolving credit facilities mature in March 2006 through June 2006. A key to our access to liquidity is the maintenance of our strong credit ratings.

      Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors, including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. No assurance can be given that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of February 28, 2005, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during our quarter ended February 28, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On March 7, 2005, a lawsuit was filed against Carnival Corporation in the United States District Court for the Southern District of Florida on behalf of some current and former crew members alleging that Carnival Cruise Lines failed to pay the plaintiffs for overtime. The suit seeks payment of (i) the overtime wages alleged to be owed, (ii) penalty wages under U.S. law and (iii) interest. We are not yet able to estimate the impact of this claim. We believe that we have meritorious defenses and, we intend to vigorously defend against this action.

Item 6. Exhibits.

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

      10.1 Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings Plan.

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

CARNIVAL CORPORATION                      CARNIVAL PLC


By: /s/ Micky Arison                       By: /s/ Micky Arison
    ----------------                           ----------------
Micky Arison                               Micky Arison
Chairman of the Board of Directors         Chairman of the Board of Directors
and Chief Executive Officer                and Chief Executive Officer


By: /s/ Howard S. Frank                    By: /s/ Howard S. Frank
   ---------------------                     ---------------------
Howard S. Frank                            Howard S. Frank
Vice Chairman of the Board of              Vice Chairman of the Board of
Directors and Chief Operating Officer      Directors and Chief Operating Officer


By: /s/ Gerald R. Cahill                   By: /s/ Gerald R. Cahill
   ---------------------                     ----------------------
Gerald R. Cahill                           Gerald R. Cahill
Executive Vice President                   Executive Vice President
and Chief Financial and                    and Chief Financial and
Accounting Officer                         Accounting Officer

Dated: April 7, 2005                       Dated: April 7, 2005