Form 10-K
period 2005-11-30
CARNIVAL PLC; CARNIVAL CORP
filed 2006-02-09
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549
                                              FORM 10-K
      (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended November 30, 2005 or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ________________

     Commission file number: 1-9610               Commission file number: 1-15136

          Carnival Corporation                             Carnival plc
      ----------------------------                 ----------------------------
      (Exact name of registrant as                 (Exact name of registrant as
        specified in its charter)                    specified in its charter)

           Republic of Panama                            England and Wales
     -------------------------------              -------------------------------
     (State or other jurisdiction of              (State or other jurisdiction of
     incorporation or organization)               incorporation or organization)

               59-1562976                                   98-0357772
           -------------------                          -------------------
            (I.R.S. Employer                             (I.R.S. Employer
           Identification No.)                          Identification No.)

          3655 N.W. 87th Avenue                 Carnival House, 5 Gainsford Street,
        Miami, Florida 33178-2428                 London SE1 2NE, United Kingdom
        -------------------------                 ------------------------------
          (Address of principal                        (Address of principal
           executive offices)                           executive offices)
               (Zip code)                                   (Zip code)

             (305) 599-2600                             011 44 20 7940 5381
     ------------------------------               ------------------------------
     (Registrant's telephone number,              (Registrant's telephone number,
          including area code)                         including area code)

     Securities registered pursuant               Securities registered pursuant
      to Section 12(b) of the Act:                 to Section 12(b) of the Act:

           Title of each class                          Title of each class
           -------------------                          -------------------
              Common Stock                       Ordinary Shares each represented
            ($.01 par value)                       by American Depositary Shares
                                                    ($1.66 par value), Special
                                                 Voting Share, GBP 1.00 par value
                                              and Trust Shares of beneficial interest
                                             in the P&O Princess Special Voting Trust

Name of each exchange on which registered    Name of each exchange on which registered
-----------------------------------------    -----------------------------------------
      New York Stock Exchange, Inc.                New York Stock Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes|X| No |_|

      Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act). Large Accelerated Filers |X| Accelerated Filers |_| Non-Accelerated Filers |_|

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting and        The aggregate market value of the voting
non-voting common equity held by non-affiliates     and non-voting common equity held by non-
computed by reference to the price at which the     affiliates computed by reference to the price at
common equity was last sold was $21.2 billion       which the common equity was last sold was $9.4
as of the last business day of the registrant's     billion as of the last business day of the registrant's
most recently completed second fiscal quarter.      most recently completed second fiscal quarter.

At February 6, 2006, Carnival Corporation           At February 6, 2006, Carnival plc had outstanding
had outstanding 638,496,327 shares of its           212,488,679 Ordinary Shares $1.66 par value, one
Common Stock, $.01 par value.                       Special Voting Share, GBP 1.00 par value and
                                                    638,496,327 Trust Shares of beneficial interest
                                                    in the P&O Princess Special Voting Trust.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information described below and contained in the Registrants' 2005 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (c).     Market for Registrants' Common Equity, Related
                       Stockholder Matters and Issuer Purchases of Equity
                       Securities - Market Information and Holders.

Item 6.                Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.               Quantitative and Qualitative Disclosures About Market
                       Risk.

Item 8.                Financial Statements and Supplementary Data.

      Portions of the Registrants' 2006 definitive proxy statement, to be filed with the Commission, are incorporated by reference into this joint Annual Report on Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.               Directors and Executive Officers of the Registrants.

Item 11.               Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.               Certain Relationships and Related Transactions.

Item 14.               Principal Accounting Fees and Services.

                                     PART I

Item 1. Business.

      A. General

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Together with their consolidated subsidiaries they are referred to collectively in this joint Annual Report on Form 10-K as "Carnival Corporation & plc," "our," "us," and "we."

      On April 17, 2003, Carnival Corporation and Carnival plc (formerly known as P&O Princess Cruises plc or "P&O Princess") completed a dual listed company ("DLC") transaction, which implemented Carnival Corporation & plc's DLC structure. The DLC transaction combined the businesses of Carnival Corporation and Carnival plc through a number of contracts and through amendments to Carnival Corporation's articles of incorporation and by-laws and to Carnival plc's memorandum of association and articles of association. Carnival Corporation and Carnival plc are both public companies, with separate stock exchange listings and their own shareholders. The two companies have a single executive management team and identical boards of directors, and operate as if they were a single economic enterprise. See Note 3, "DLC Transaction" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      We are the largest cruise company and one of the largest vacation companies in the world. We have a portfolio of 12 widely recognized cruise brands and are a leading provider of cruises to all major vacation destinations outside the Far East. See Part I, Item 1. Business B. - "Cruise Operations" for further information.

      As of November 30, 2005, a summary of the number of cruise ships we operate, by brand, their passenger capacity and the primary areas in which they are marketed is as follows:

        Cruise                Number        Passenger         Primary
        Brands            of Cruise Ships   Capacity(a)       Market
        ------            ---------------   -----------       ------
Carnival Cruise
  Lines                        21             47,820       North America
Princess Cruises
  ("Princess")                 14             29,152       North America
Holland America Line           12             16,930       North America
Costa Cruises ("Costa")        10             17,262       Europe
P&O Cruises                     5              8,844       United Kingdom
AIDA Cruises ("AIDA")           4              5,378       Germany
Cunard Line ("Cunard")          2              4,410       North America and United Kingdom
P&O Cruises Australia           3              3,680       Australia and New Zealand
Ocean Village                   1              1,578       United Kingdom
Swan Hellenic                   1                678       United Kingdom
Seabourn Cruise Line
  ("Seabourn")                  3                624       North America
Windstar Cruises ("Windstar")   3                604       North America
                               --            -------
                               79            136,960
                               ==            =======

(a) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

      As of January 30, 2006, we had signed agreements with two shipyards providing for the construction of 16 additional cruise ships scheduled for delivery between January 31, 2006 and September 2009. In addition, in December 2005, we entered into an agreement for the sale of one P&O Cruises Australia ship, which is expected to leave our fleet in May 2006. These additions and sale are expected to result in a net increase in our passenger capacity of 41,816 lower berths, or 30.5%, compared to November 30, 2005. It is possible that some more of our older ships may be sold or retired during the next few years, thus reducing the size of our fleet over this period. Alternatively, it is also possible that we could order more ships, which could enter service in 2008 or 2009, thus increasing the size of our fleet over this period. See Note 7, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for additional information regarding our ship commitments.

      In addition to our cruise operations, we own the leading cruise/tour operators in the State of Alaska and the Canadian Yukon, Holland America Tours and Princess Tours, which primarily complement their respective cruise operations and own substantially all the assets noted below. These tour companies currently market and operate:

- 16 hotels or lodges in Alaska and the Canadian Yukon, with over 3,000 guest rooms;

- over 530 motorcoaches used for sightseeing and charters in the States of Washington and Alaska, in British Columbia, Canada and the Canadian Yukon;

- 30 domed rail cars, which are run on the Alaska Railroad between Anchorage and Fairbanks, Whittier and Denali, and Whittier and Talkeetna;

- two luxury dayboats offering tours to a glacier in Alaska and on the Yukon River; and

- sightseeing packages, or individual components of such packages, sold either separately or as part of our cruise/tour packages to our Alaskan cruise passengers and to other vacationers.

      B. Cruise Operations

      The multi-night cruise industry is a small part of the overall global vacation market. We estimate that the global cruise industry carried approximately 14 million passengers in 2005. The principal sources for cruise passengers are North America, Europe, Asia/South Pacific including Australia and New Zealand, and South America. We source our passengers principally from North America and Europe. A small percentage of our passengers are sourced from Asia/South Pacific and South America. See Note 12, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for additional information regarding our cruise and other segments and our U.S. and foreign assets and revenues.

      I. Industry Background

      The cruise industry is still growing and continues to remain only a relatively small percentage of the wider global vacation market in which cruise vacation operators compete for disposable income normally spent by consumers on vacations. Cruise passengers in North America have increased by a compound annual growth rate of approximately 9.1% between 1999 and 2004, increasingly drawing consumers from other vacation alternatives. In Europe cruise passengers have increased by a compound annual growth rate of approximately 8.4% between 1999 and 2004.

      Outside North America, the principal sources of passengers for the cruise industry, excluding the Far East, are the UK, Germany, Italy, Spain, France, Australia, Switzerland and Brazil. In all of these areas, cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe these markets also have considerable growth potential.

      Cruising offers a broad range of products to suit vacationing customers of many ages, backgrounds and interests. Cruise brands can be broadly characterized as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries and the average pricing on these cruises is typically higher than contemporary cruises. The luxury experience is typically characterized by smaller vessel size, very high standards of accommodation and service, and generally with higher prices than premium cruises. Notwithstanding these classifications, there generally is significant overlap and competition among all cruise products.

      We are a provider of cruise vacations in most of the largest vacation markets in the world, including North America, the UK, Germany, southern Europe and South America, with significant product offerings in each of the classifications noted above. Our mission is "to deliver exceptional vacation experiences through the world's best-known cruise brands that cater to a variety of different lifestyles and budgets, all at an outstanding value unrivalled on land or at sea." A brief description of the principal vacation areas where we source passengers and our brands that market primarily to these vacationers is as follows:

      II. North America

      The highest number of cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 9.1 million North American-sourced cruise passengers took cruise vacations for two consecutive nights or more in 2004, and we estimate about 10 million passengers took a cruise vacation in 2005. This sector has grown significantly in recent years as new capacity has been introduced.

      The principal itineraries visited by North American sourced cruise passengers in 2005 were the Caribbean, the Bahamas, Mexico and Alaska. In addition, North American cruise passengers visited Europe, the Mediterranean, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, including South and Central America, Africa, the South Pacific, the Orient and India.

      At the end of 2005, North America was served by 125 ships, with an aggregate passenger capacity of approximately 189,000 lower berths. Based on the number of ships that are currently on order worldwide and scheduled for delivery between 2006 and 2009, we expect that the net capacity serving North American consumers will continue to increase. Our projections indicate that by the end of 2006, 2007, 2008 and 2009, North America will be served by 127, 129, 133 and 134 ships, respectively, having an aggregate passenger capacity of approximately 199,000, 208,000, 221,000 and 228,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both North America and elsewhere during different times of the year. Our estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships' passengers are predominantly sourced and, accordingly, could indicate a higher percentage growth in North American capacity than will actually occur. Alternatively, our growth estimates for 2008 and 2009 may increase because of future shipbuilding orders, which have not yet been announced. We expect that net capacity serving North American-sourced cruise passengers will increase over the next several years, although at a lower growth rate than what the cruise industry experienced in recent years.

      Carnival Cruise Lines, Princess, Holland America Line, Seabourn and Windstar source their passengers primarily from North America. Cunard sources most of its passengers from North America and Europe.

      Carnival Cruise Lines operates 21 contemporary ships, with one additional ship expected to begin service in each of fiscal 2007, 2008 and 2009. Carnival Cruise Lines is the largest cruise line in the world and offers quality cruise vacations at affordable prices and is well-known as the "Fun Ships," which we believe captures the essence of the brand. Carnival is committed to total guest satisfaction and is continually introducing ways to keep its cruise experience new and exciting, including expanded dining choices, such as "Signature Selections" by world-renowned French master chef Georges Blanc, comfort bed sleep systems, Vegas-style production shows with elaborate sets and costumes and captivating pyrotechnics, innovative childrens' programming, personalized spa services, and even the outdoor poolside light emitting diode ("LED") television screen on its newest ship, the Carnival Liberty. Carnival Cruise Lines carries the largest number of North American cruise passengers, and has been offering more new homeport locations to stimulate demand. Multiple home port locations enable guests to lower the price of their cruise vacation by substantially reducing or eliminating the cost of travel to and from the port.

      All of Carnival Cruise Lines' ships were designed by and built for it, including seven that are among the world's largest. During all or a portion of the year, three of the Carnival Cruise Lines ships call on ports on the Mexican Riviera, and the rest of the fleet operates to destinations in the Bahamas or the Caribbean. In addition, the Carnival Liberty offers two transatlantic cruises and 12-day Grand Mediterranean cruises from April to November. Carnival Cruise Lines ships also offer cruises to Alaska, Canada/New England, the Hawaiian Islands and the Panama Canal, with most cruises ranging from three to seven days.

      Princess, whose brand name was made famous by the "Love Boat" television show, recently celebrated its 40th anniversary, and is the world's third largest cruise line with a fleet of 14 modern ships. Princess is truly a global brand, offering over 90 unique itineraries to more than 270 destinations. It is a leading cruise line in exotic regions of the world (Europe, Alaska, Asia, Australia, the South Pacific and South America) with larger ships and more available capacity. Substantially all of Princess' ships reflect an innovative design philosophy called "Big Ship Choice, Small Ship Feel," emphasizing a broad variety of amenities combined with the more intimate ambience found on smaller vessels.

All Princess ships feature the Personal Choice Dining program, offering guests flexibility, convenience and quality in an array of traditional, anytime, specialty and casual dining options. A quality service initiative entitled C.R.U.I.S.E. (Courtesy, Respect, Unfailing In Service Excellence) has been in place for nearly ten years, resulting in extremely high standards of service throughout the fleet.

      Princess is widely recognized among travel agents as an innovative, premium cruise line. The Caribbean Princess, the latest in the evolving Grand Class series of vessels, debuted in 2004 with its "Movies Under the Stars" outdoor theater, showing first-run Hollywood hits on a 300 square foot LED screen. Further Grand Class Ships which will be introduced include the Crown Princess in 2006, the Emerald Princess in 2007 and one additional ship in 2008. Each will provide more than 57% of its staterooms with balconies- another hallmark of Princess ships. Princess attracts consumers with a compelling, highly integrated brand marketing campaign, utilizing the slogan "Escape Completely" which appears in magazines, newspapers, direct mail, online, DVD and point-of-sale materials. The princess.com website now offers comprehensive marketing and product information and the Princess Captain's Circle loyalty program is considered one of the industry's best, with a very high retention rate among past passengers.

      Holland America Line operates a premium fleet of 12 ships, with one additional ship expected to begin service in each of fiscal 2006 and 2008. Holland America Line will offer nearly 500 sailings from 25 home ports, 17 in North America. These home ports include departures from New York, Boston, Montreal, Norfolk, Ft. Lauderdale, Tampa, San Diego, Seattle and Vancouver. This fleet visits all seven continents in 2006, while increasing the number of cruises to popular destinations such as Alaska, the Caribbean, Europe and Canada/New England. Holland America's ships, which tend to be smaller and more intimate, were designed with airy viewing lounges, wraparound teak decks and private, roomy verandahs that offer guests the chance to experience wildlife and scenery. Cruise lengths vary from two to 116 days. Most Holland America Line sailings in the Caribbean visit a private island destination known as Half Moon Cay, which is owned by Holland America Line.

      Holland America Line expects to complete its $225 million investment to provide product and service enhancements to its fleet by the fall of 2006. The comprehensive enhancements, known as the "Signature of Excellence," focus on five areas vital to Holland America Line's guest experience as follows: (1) spacious, elegant ships and accommodations, (2) sophisticated dining, (3) gracious, unobtrusive service, (4) extensive enrichment programs and activities, and (5) compelling worldwide itineraries.

      Windstar operates three motor-sail yachts known for their casually elegant atmosphere. In 2006, Windstar will offer sailings in the Caribbean, Europe, the Americas and the Greek Isles. Renowned for offering a luxury cruise experience that is "180 Degrees from Ordinary," a high-percentage of return guests attests to the appeal of Windstar's casual ambiance of resort-style attire, exquisite cuisine and an extensive wine selection, open restaurant-style seating, attentive service, exotic destinations and complimentary water sports.

      The three Seabourn ships (the "Yachts of Seabourn") focus on personalized service and superb cuisine aboard their intimately sized all-suite ships. The Yachts of Seabourn offer an ultra-luxury experience. These ships offer destinations around the world, including Europe, Asia, the South Pacific and the Americas, with cruises generally in the seven to 14 day range. The Yachts of Seabourn itineraries include many smaller, off-the-beaten-track ports, that are inaccessible to larger ships.

      III. Europe

      We believe that Europe is the largest single leisure travel vacation market, but cruising in Europe has achieved a much lower penetration rate than in North America. Approximately 2.8 million European-sourced passengers took cruise vacations in 2004 compared to approximately 9.1 million North American-sourced passengers. Additionally, we estimate that about 3 million European-sourced passengers took a cruise in 2005. The number of European cruise passengers increased by a compound annual growth rate of approximately 8.4% between 1999 and 2004. We believe that cruising represents a relatively small percentage of the European vacation market. Therefore, we believe that the European market represents a significant growth opportunity for us, and we expect that a number of new or existing ships will continue to be introduced into Europe over the next several years.

      At the end of 2005, Europe was served by 102 ships, having an aggregate passenger capacity of approximately 97,000 lower berths. Our projections indicate that by the end of

2006, 2007, 2008 and 2009, Europe will be served by 104, 107, 111 and 114 ships, respectively, having an aggregate passenger capacity of approximately 103,000, 111,000, 121,000 and 130,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both Europe and elsewhere during different times of the year. Our estimates of European capacity are based on similar assumptions as discussed previously for our North American estimates.

          A. United Kingdom

      The UK is the single largest country from which cruise passengers are sourced in Europe. Approximately 1.0 million UK passengers took cruises in 2004. Cruising was relatively underdeveloped as a vacation option for the UK consumers until the mid-1990s, but since then cruising in the UK has grown significantly. The number of UK cruise passengers increased by a compound annual growth rate of approximately 6.6% between 1999 and 2004. The main destination for UK cruise passengers is the Mediterranean. Other popular destinations for UK cruise passengers include the Caribbean, the Atlantic Islands, including the Canary Islands and the Azores, and Scandinavia.

      P&O Cruises, Ocean Village, and Swan Hellenic source substantially all of their passengers from the UK. In addition, our North American brands and Costa also source passengers from the UK. Finally, Cunard sources customers from North America, the UK, continental Europe and the rest of the world.

      P&O Cruises is the largest cruise operator and best known cruise brand in the UK, with five premium ships, and one additional ship expected to begin service in fiscal 2008. These ships cruise to over 200 destinations in more than 90 countries, with most cruises ranging from seven to 14 days, but with some cruises lasting longer, including three world cruises in each of 2006 and 2007. These ships, which are relatively new compared to the ships that are more typically marketed in the UK, have enabled P&O Cruises to continue to offer a more modern style of cruising to UK cruise passengers and increase their appeal to younger passengers and families, while retaining older and more traditional British customers. The Artemis and Arcadia are child-free ships, which generally appeal to an older guest demographic, while the rest of the fleet is well-equipped for children's activities. The ships have a wide choice of dining and entertainment options and offer a welcoming atmosphere, with an emphasis on the attributes of "Britishness," "professionalism," and "style."

      The Arcadia and Oceana offer a more contemporary and innovative experience; the Aurora and Oriana are particularly focused on P&O's British experience; and the Artemis offers a more traditional and intimate experience. Each of these different ambiances appeals to a different type of UK passenger. P&O Cruises offers cruises from Southampton, England to the Mediterranean, the Atlantic Islands, the Baltic, and the Norwegian Fjords during the summer, and primarily operates Caribbean cruises and around the world voyages during the winter.

      Under the Cunard brand, which is one of the most widely recognized brands in the UK, we operate two premium/luxury ships. They are primarily marketed in the UK, North America, Germany and Australia. Cunard's flagship, the Queen Mary 2, was delivered in December 2003 and is the largest ocean liner in the world. She has taken over the northern transatlantic crossing route, which was previously operated by the Queen Elizabeth 2 ("QE2"), Cunard's former flagship. The QE2 primarily serves UK-based passengers from Southampton, England and still offers a world cruise, which has been offered since 1975. Cunard expects to take delivery of its next ship, the Queen Victoria, in December 2007. Cunard's ships offer voyages to worldwide destinations, with many of the voyages ranging generally between six and 31 days, but with some three day "taster" voyages and the 122-day world cruise.

      The Ocean Village brand was launched in spring 2003, and consists of one contemporary ship serving the UK. This brand targets a young and active customer base and its cruise product emphasizes informality, health and well-being. The brand attracts a high proportion of passengers new to cruising. The Ocean Village ship offers one or two week cruises, together with cruise and stay holidays, and operates out of Palma, Majorca in the Mediterranean during the summer season and from Barbados in the Caribbean during the winter season.

      In spring 2007, the 1,666 passenger capacity AIDAblu, which is currently operated by AIDA, is expected to be transferred to Ocean Village. This Ocean Village ship is also expected to sail in the Mediterranean during the summer season and the Caribbean during the winter season.

      Swan Hellenic's Minerva II operates a program of premium discovery cruises. The product is intended to appeal to passengers seeking to discover more about the destinations they are visiting through informative onboard talks delivered by guest speakers, and a choice of tailor-made shore excursions at each port of call. In the spring/summer season, the itineraries are focused in the Mediterranean, Northern Europe, Africa and around Great Britain. Winter cruise destinations include Central and South America, the United States of America, the Caribbean and the Far East.

          B. Southern Europe

      The main countries in southern Europe for sourcing cruise passengers are Italy, France and Spain. Together, these countries generated approximately 1.0 million cruise passengers in 2004. Cruising in Italy, France and Spain had a compound annual growth rate in the number of passengers carried of approximately 11.8% between 1999 and 2004. We believe that southern Europe is also relatively underdeveloped for the cruise industry. We intend to increase our penetration in southern Europe through Costa, one of the most recognized cruise brands marketed in Europe.

      Costa operates 10 contemporary ships, with one additional ship expected to begin service in each of fiscal 2006, 2007 and 2009. Costa's ships operate in Europe during the spring to fall and then during the fall to spring, Costa repositions the majority of its ships to the Caribbean and South America, while also maintaining a year-round presence with the rest of its fleet in the Mediterranean and the Atlantic Islands. Costa is the number one cruise line in continental Europe based on passengers carried and capacity of its ships, principally serving customers in Italy, France, Germany and Spain. Headquartered in Italy, Costa offers guests an international and multi-lingual ambiance with an Italian touch. The Costa ships call on 110 European ports, with 60 different itineraries, and sail to various other ports in the Caribbean and South America, with most cruises ranging from seven to 11 days.

          C. Germany

      Germany is one of the largest sources for cruise passengers in continental Europe, with approximately 0.6 million cruise passengers in 2004. Germany had a compound annual growth rate in the number of cruise passengers carried of approximately 11.0% between 1999 and 2004. We believe that Germany is also a relatively underdeveloped region for the cruise industry. The main destinations visited by German cruise passengers are the Mediterranean and the Caribbean. Other popular destinations for German cruise passengers include Scandinavia and the Atlantic Islands.

      AIDA, which sources substantially all of its passengers from German speaking countries, operates four contemporary ships, with one additional ship expected to begin service in each of fiscal 2007, 2008 and 2009. Each of these new ships has a 22% larger passenger capacity than the largest ship in AIDA's current fleet. Partially offsetting this capacity increase, the AIDAblu is expected to be transferred to the Ocean Village brand in 2007. AIDA's product is especially tailored for the German-speaking market and offers an exceptionally relaxed, yet active cruising experience with an emphasis on lifestyle, informality, friendliness and activity. Spa and fitness areas and high quality but informal dining options characterize the experience onboard the vessels.

      AIDA's ships primarily offer seven day trips that allow guests to easily book back-to-back cruise vacations. AIDA allows for an easy selling and booking experience by offering only a few cabin categories and two seasons. During the summer, the AIDA ships sail in the Mediterranean and the North and Baltic Seas, calling on approximately 50 ports, while itineraries for the winter include the Caribbean, Central America, the Western Mediterranean and the Atlantic Islands.

      IV. Australia and New Zealand

      Cruising in Australia is developing. We estimate that approximately 168,000 Australians took cruise vacations in 2004. We expect to serve this region primarily through P&O Cruises Australia, which is the leading cruise line in Australia.

      P&O Cruises Australia is a cruise brand that caters specifically to Australians and New Zealanders. Its contemporary ships, the Pacific Sun, the Pacific Sky and the Pacific Star, which was transferred from Costa in October 2005, offer seven to 14 day cruises from Sydney and Brisbane to Vanuatu, New Caledonia, Fiji, and New Zealand and for a portion of the year offers a premium cruise product from Sydney to French New Caledonia and other destinations in the South Pacific on the Pacific Princess.

      In late 2007, the Regal Princess is expected to be transferred from Princess to P&O Cruises Australia. The Pacific Sky is expected to leave the P&O Cruises Australia fleet in May 2006 pursuant to an agreement for sale entered into in December 2005.

      V. South America

      Cruise vacations have been marketed in South America for many years, although cruising as a vacation alternative remains in an early stage of development in the region. Cruises from South America typically occur during the southern hemisphere summer months of November through March, and are primarily seven to nine days in duration. Our presence is primarily represented through the Costa brand, which will operate two vessels in 2006 in this region, Costa Victoria and Costa Romantica, collectively offering 3,272 lower berths.

      VI.   Ship Information

            Summary information of our ships as of November 30, 2005 is as follows:

                                                       CALENDAR
                                                         YEAR         PASSENGER
              BRAND AND SHIP            REGISTRY       DELIVERED       CAPACITY
              --------------            --------       ---------       --------

              Carnival Cruise Lines
              Carnival Liberty           Panama           2005           2,968
              Carnival Valor             Panama           2004           2,968
              Carnival Miracle           Panama           2004           2,120
              Carnival Glory             Panama           2003           2,968
              Carnival Conquest          Panama           2002           2,968
              Carnival Legend            Panama           2002           2,120
              Carnival Pride             Panama           2001           2,120
              Carnival Spirit            Panama           2001           2,120
              Carnival Victory           Panama           2000           2,750
              Carnival Triumph           Bahamas          1999           2,750
              Paradise                   Panama           1998           2,050
              Elation                    Panama           1998           2,050
              Carnival Destiny           Bahamas          1996           2,634
              Inspiration                Bahamas          1996           2,050
              Imagination                Bahamas          1995           2,050
              Fascination                Bahamas          1994           2,050
              Sensation                  Bahamas          1993           2,050
              Ecstasy                    Panama           1991           2,050
              Fantasy                    Panama           1990           2,050
              Celebration                Panama           1987           1,484
              Holiday                    Bahamas          1985           1,450
                                                                        ------
                Total Carnival Cruise Lines                             47,820
                                                                        ------

              Princess
              Sapphire Princess          Bermuda          2004           2,674
              Caribbean Princess         Bermuda          2004           3,100
              Diamond Princess           Bermuda          2004           2,674
              Island Princess            Bermuda          2003           1,974
              Coral Princess             Bermuda          2002           1,974
              Star Princess              Bermuda          2002           2,598
              Golden Princess            Bermuda          2001           2,598
              Tahitian Princess          Gibraltar        2000             668
              Pacific Princess(a)        Gibraltar        1999             668
              Sea Princess(b)            Bermuda          1998           2,016
              Grand Princess             Bermuda          1998           2,592
              Dawn Princess              Bermuda          1997           1,998
              Sun Princess               Bermuda          1995           2,022
              Regal Princess(c)          Bermuda          1991           1,596
                                                                        ------
                Total Princess                                          29,152
                                                                        ------

              Holland America Line(d)
              Westerdam                  Netherlands      2004           1,848
              Oosterdam                  Netherlands      2003           1,848
              Zuiderdam                  Netherlands      2002           1,848
              Zaandam                    Netherlands      2000           1,432
              Amsterdam                  Netherlands      2000           1,380
              Volendam                   Netherlands      1999           1,432
              Rotterdam                  Netherlands      1997           1,316
              Veendam                    Bahamas          1996           1,258
              Ryndam                     Netherlands      1994           1,258
              Maasdam                    Netherlands      1993           1,258
              Statendam                  Netherlands      1993           1,258
              Prinsendam                 Netherlands      1988             794
                                                                        ------
                Total Holland America Line                              16,930
                                                                        ------

                                                       CALENDAR
                                                         YEAR         PASSENGER
              BRAND AND SHIP              REGISTRY     DELIVERED       CAPACITY
              --------------              --------     ---------       --------

              Costa
              Costa Magica               Italy            2004           2,702
              Costa Fortuna              Italy            2003           2,702
              Costa Mediterranea         Italy            2003           2,114
              Costa Atlantica            Italy            2000           2,114
              Costa Victoria             Italy            1996           1,928
              Costa Romantica            Italy            1993           1,344
              Costa Allegra              Italy            1992             806
              Costa Classica             Italy            1991           1,302
              Costa Marina               Italy            1990             762
              Costa Europa               Italy            1986           1,488
                                                                        ------
                Total Costa                                             17,262
                                                                        ------

              P&O Cruises
              Arcadia                    Bermuda          2005           1,948
              Oceana                     Bermuda          2000           2,016
              Aurora                     UK               2000           1,870
              Oriana                     UK               1995           1,822
              Artemis(e)                 Bermuda          1984           1,188
                                                                        ------
                Total P&O Cruises                                        8,844
                                                                        ------

              AIDA

              AIDAaura                   Italy            2003           1,266
              AIDAvita                   Italy            2002           1,266
              AIDAcara                   Italy            1996           1,180
              AIDAblu(f)                 Italy            1990           1,666
                                                                        ------
                Total AIDA                                               5,378
                                                                        ------

              Cunard
              Queen Mary 2               UK               2003           2,620
              QE2                        UK               1969           1,790
                                                                        ------
                Total Cunard                                             4,410
                                                                        ------

              P&O Cruises Australia
              Pacific Sun                Bahamas          1986           1,486
              Pacific Sky(c)             UK               1984           1,200
              Pacific Star(g)            UK               1982             994
                                                                        ------
                Total P&O Cruises Australia                              3,680
                                                                        ------

              Ocean Village
              Ocean Village              UK               1989           1,578

              Swan Hellenic
              Minerva II(h)       Marshall Islands        2001             678

              Seabourn
              Seabourn Legend            Bahamas          1992             208
              Seabourn Spirit            Bahamas          1989             208
              Seabourn Pride             Bahamas          1988             208
                                                                        ------
                Total Seabourn                                             624
                                                                        ------

              Windstar
              Wind Surf                  Bahamas          1990             308
              Wind Spirit                Bahamas          1988             148
              Wind Star                  Bahamas          1986             148
                                                                       -------
                Total Windstar                                             604
                                                                       -------
                Total                                                  136,960
                                                                       =======

(a) The Pacific Princess is only included in Princess' capacity, although it is time chartered to P&O Cruises Australia and based out of Australia for one-half of the year.

(b) The Adonia was transferred from P&O Cruises to Princess in the spring of 2005 and was renamed the Sea Princess.

(c) The Regal Princess is expected to be transferred to P&O Cruises Australia in late 2007. The Pacific Sky is expected to leave the P&O Cruises Australia fleet in May 2006 pursuant to an agreement for sale entered into in December 2005.

(d) Since November 2004, the 1,214 passenger former Noordam is being operated by an unrelated entity under a long-term bareboat charter agreement and, accordingly, is excluded from Holland America Lines' capacity.

(e) The Royal Princess was transferred from Princess to P&O Cruises in the spring of 2005 and was renamed the Artemis.

(f) The AIDAblu is expected to be transferred to Ocean Village in the spring of 2007.

(g) The Costa Tropicale was transferred from Costa to P&O Cruises Australia in October 2005 and was renamed the Pacific Star.

(h) The Minerva II is operated by Swan Hellenic pursuant to a bareboat charter agreement through March 2007. In December 2005, we exercised our right of first refusal under the charter agreement, and agreed to purchase the Minerva II.

      VII. Characteristics of the Cruise Vacation Industry

          A. Strong Growth

      Cruise vacations have experienced significant growth in recent years. The number of new cruise ships currently on order from shipyards indicates that the growth in cruise capacity is set to continue for a number of years. In order to fill up this new capacity, continued growth in demand across the industry will be required. Given the historical growth rate of cruising and the relative low penetration levels in major vacation regions, we believe that there are significant opportunities for growth.

      In the few years prior to 2004, the cruise industry experienced significant pressure on cruise pricing, which we believe was ultimately the result of, among other things, various adverse international geopolitical and economic conditions and events, such as terrorism, the Iraqi war, and the risk of other armed conflicts, adverse publicity, increases in new cruise ship capacity, ship incidents, and competition from cruise ship and other vacation alternatives. Although the cruise industry has been able to increase cruise pricing during the last two years, factors such as these could adversely impact future growth if they or similar events or conditions were to occur or exist in the future.

          B. Wide Appeal of Cruising

      Cruising appeals to a broad demographic range. Industry surveys estimate that there are approximately 128 million potential passengers for cruising in North America (defined as members of households with a minimum income of $40,000, that are headed by a person who is at least 25 years old). According to these surveys, about half of these individuals have expressed an interest in taking a cruise as a vacation alternative, and over 60% of worldwide cruise passengers are over the age of 40. The size of the North American population between ages 45 and 74 is expected to increase 19% between 2006 and 2016. We believe the cruise industry is well-positioned to take advantage of these favorable demographic trends, which are impacting its markets.

          C. Relatively Low Penetration Levels

      North America has the highest cruising penetration rates per capita. Nevertheless, based upon information obtained from the Cruise Lines International Association, or CLIA, a leading trade group, we estimate that only approximately 18% of the U.S. population has ever taken a cruise, and only 8% have done so in the past three years. In the UK, where there has been significant expansion in the number of cruise passengers carried over the last five years, cruising penetration levels per capita are only approximately three-fifths of those of North America. In the principal vacation regions in continental Europe, cruising penetration levels per capita are approximately one-fifth of those in North America. Elsewhere in the world cruising is at an early stage of development and has far lower penetration rates.

          D. Satisfaction Rates

      Cruise passengers tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. We believe that a substantial number of cruise passengers think the value of their cruise vacation experience is as good as, or better than, the value of other comparable vacation alternatives.

      VIII. Passengers, Capacity and Occupancy

      Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows (a):

            FISCAL          CRUISE           PASSENGER
             YEAR         PASSENGERS         CAPACITY      OCCUPANCY(b)
             ----         ----------         ---------     ---------

             2001          3,385,000          58,346        104.7%
             2002          3,549,000          67,282        105.2%
             2003          5,038,000         113,296        103.4%
             2004          6,306,000         129,108        104.5%
             2005          6,848,000         136,960        105.6%

(a) Information presented is as of the end of our fiscal year for passenger capacity. Carnival plc's information is only included since April 17, 2003, the period subsequent to the completion of the DLC transaction.

(b) In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. The percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

      Our passenger capacity has grown from 58,346 berths at November 30, 2001 to 136,960 berths at November 30, 2005, primarily because of the 34,428 berths added as a result of the DLC transaction with P&O Princess during 2003 and the deliveries of 19 new cruise ships during this four-year period. See Part I, Item
l. Business, B. - "Cruise Operations-Ship Information" for additional information.

      The occupancy level on our ships during each quarter indicated below was as follows:

             Quarters Ended                      Occupancy
             --------------                      ---------

             February 29, 2004                     102.0%
             May 31, 2004                          102.8%
             August 31, 2004                       110.2%
             November 30, 2004                     102.5%
             February 28, 2005                     103.8%
             May 31, 2005                          104.8%
             August 31, 2005                       110.9%
             November 30, 2005                     102.7%

      IX. Cruise Ship Construction and Cruise Port Facility Development and Operations

      As of January 30, 2006, we had signed agreements with two shipyards providing for the construction of 16 additional cruise ships scheduled for delivery between January 31, 2006 and September 2009. See Note 7, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      Primarily in cooperation with private or public entities, we are engaged in the development of new or enhanced cruise port facilities. These facilities are expected to provide our passengers with an improved vacation experience. Our involvement typically includes providing cruise port facility development and management expertise. We sometimes assist by providing direct financial support for port development projects. However, most of the time, our financial commitment is provided by agreeing to long-term port usage commitments. During 2005, we were involved in the development of cruise port facilities in Barcelona, Spain, Brooklyn, New York, Miami, Florida, Naples, Italy, and the Turks & Caicos Islands. In addition, we are in the process of, or have recently completed negotiating for, the development of several other port facilities to service our North American and European guests, including, but not limited to, facilities in Belize City, Belize, Civitavecchia, Italy, Manhattan, New York, Roatan, Honduras and San Diego, California. In October 2005, our pier facility in Cozumel, Mexico was destroyed by Hurricane Wilma. This is one of our busiest transit ports in the world and served over 1.2 million passengers in 2005. We currently are in the process of negotiating with the port authorities as to the rebuilding of this pier. No assurance can be given that any of these cruise port facilities that are being developed will be completed.

      Finally, we currently operate other port facilities in Long Beach, California, Juneau, Alaska and Savona, Italy pursuant to concession agreements with the governmental authorities and other third parties. Our Long Beach terminal is one of the home ports for Carnival Cruise Lines' U.S. West Coast sailings to Mexico, as well as a transit port for some of our other brands. Finally, the Savona terminal is the home port for a number of Costa's ships, which sail in the Mediterranean Sea.

      X. Cruise Pricing and Payment Terms

      Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price typically includes accommodations, meals, some beverages, and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our North American brands' payment terms require that a passenger pay a deposit to confirm their reservations with the balance due before the departure date, while some of our European brands provide certain of their travel agents and tour operators with credit terms, even though these parties typically require the passenger to pay for the entire cruise before sailing.

      Historically, some of our advance bookings were taken from several months in advance of the sailing date, for contemporary brands, to more than a year in advance of sailing, for our luxury brands. This lead-time provided us with more time to manage our prices, in relation to demand for available cabins, with the goal of achieving higher overall net revenue yields - see "Key Performance Indicators and Pro Forma Information" in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this joint Annual Report on Form 10-K. In addition, some of our fares, such as Carnival Cruise Lines' Supersaver fares, Costa's Pronto Price Savings fares, Holland America Line's Early Savings and Mariner Savings fares and Princess's Loveboat Savers plan, are designed to encourage potential passengers to book cruise reservations earlier.

      Commencing after September 11, 2001, our brands, and others in the travel and leisure industry, generally experienced a closer-to-vacation booking pattern than was experienced prior to September 11, 2001. However, since the fall of 2003, this trend reversed itself and bookings have been occurring further in advance, on average, of sailing date and are now at more normal historical levels. The wider booking patterns enable us to better optimize our net revenue yields. However, it is possible that booking trends could revert to closer to sailing pattern in the future.

      When a passenger elects to purchase air transportation from us, both our cruise revenues and cruise operating expenses generally increase by approximately the same amount. Air transportation prices can vary by gateway and destination. Over the last several years, we have generally experienced a lower number of guests purchasing air transportation from us, which we believe is partially a result of having opened additional embarkation points closer to our guests' homes, as well as the availability of frequent flyer programs and lower priced air tickets.

      XI. Onboard and Other Revenues

      We earn onboard and other revenues from other onboard activities and services not included in the cruise ticket price consisting of, but not limited to, casino gaming, bar and some beverage sales, gift shop sales, entertainment arcades, shore excursions, art auctions, photo sales, spa services, bingo games and lottery tickets, video diaries, snorkel equipment rentals, internet and telephone usage and promotional advertising by merchants located in our ports of call.

      Our casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps and roulette, are generally open only when our ships are at sea in international waters. Onboard activities are either provided directly by us or by independent concessionaires, from which we collect a percentage of their revenues or a fee.

      We receive additional revenues from the sale to our passengers of shore excursions at each ship's ports of call. These excursions include, among other things, general sightseeing and adventure outings and local boat and beach parties. For the Princess and Holland America Line ships and other of our brands operating to destinations in Alaska, shore excursions are operated by Princess Tours and Holland America Tours, as well as locally-owned operations. For shore excursions in other locations, we typically utilize locally-owned operations.

      In conjunction with our cruise vacations, all of our cruise brands also sell pre- and post-cruise land packages. Packages offered in conjunction with ports of call in the U.S. would generally include one to four-night vacations at nearby attractions or other vacation destinations, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or individual/multiple city tours of Boston, Massachusetts, New York City, New York, and/or San Diego, California. Packages offered in Europe generally include up to four-night vacations, including stays in well-known European cities, such as Athens, Greece, Barcelona, Spain, Copenhagen, Denmark, London, England, Paris, France and Rome, Italy.

      In conjunction with our Alaska cruise vacations, principally on our Princess, Holland America Line and Carnival Cruise Lines ships, we sell pre- and post-cruise land packages, utilizing, to a large extent, our transportation and hotel assets.

      XII. Sales Relationships and Marketing Activities

      We are a customer service-driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry.

      We sell our cruises mainly through travel agents. Our individual cruise brands' relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK passengers as discussed below. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. Our policy towards travel agents is to train and motivate them to support our products with competitive sales and pricing policies and joint marketing programs. We also use a wide variety of marketing techniques, including websites, seminars and videos, to familiarize the agents with our cruise brands and products. As with our brands' travel agent relationships, each of our brands' marketing programs are generally independent of each of our other brands. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

      Travel agents generally receive standard commissions of 10%, plus the potential of additional commissions based on sales volume. During fiscal 2005, no controlled group of travel agencies accounted for more than 10% of our revenues.

      Our investment in customer service has been focused on the development of systems and employees. We have improved our systems within the reservations, quality assurance, and customer relationship management functions, emphasizing the continued support of the travel agency community, while simultaneously developing greater contact and interactivity with our customer base. We have individual websites for each of our brands, which provide access to information about our products to internet users throughout the world, and substantially all provide booking engines to our travel partners and to our customers. We also support booking capabilities through major airline computer reservation systems, including SABRE, Galileo, Amadeus and Worldspan. Although the vast majority of our cruises are distributed through travel agents, we also take telephone and internet bookings direct from customers who choose not to utilize the services of a travel agent.

      We have pursued comprehensive marketing campaigns to market our brands to vacationers, including direct response marketing. The principal media used are magazine and newspaper advertisements and promotional campaigns. Certain of our brands also use significant amounts of television advertising.

      In addition, we have formed a sales alliance for substantially all of our UK cruises brands, known as the "Carnival Complete Cruise Solution," which is comprised of Cunard, Ocean Village, P&O Cruises and Princess. By leveraging our UK sales force and back-office operations, we are able to provide our UK customers with a one-stop shopping destination for their cruise vacation, regardless of their varying cruise needs, in a cost effective manner.

      Finally, we have established the World's Leading Cruise Lines ("WLCL") alliance for our family of North American cruise brands and Costa in order both to educate the consumer about the overall breadth of our cruise brands, as well as to increase the effectiveness and efficiency of marketing our brands. As part of this alliance, we offer Vacation Interchange Privileges, which is a loyalty program that provides special considerations to repeat guests aboard the WLCL brands.

      XIII. Seasonality

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

      XIV. Competition

      We compete with land-based vacation alternatives throughout the world, including, among others, hotels, resorts, theme parks and vacation ownership properties located in Las Vegas, Nevada, Orlando, Florida, various Caribbean, Mexican, Bahamian and Hawaiian Island destination resorts and numerous other vacation destinations throughout Europe and the rest of the world.

      The primary cruise competitors for our Carnival Cruise Lines, Costa, Cunard, Holland America Line and Princess brands for North American-sourced passengers are Royal Caribbean Cruises Ltd., which owns Royal Caribbean International and Celebrity Cruises, Star Cruises plc, which owns NCL Group, which is comprised of Norwegian Cruise Line and Orient Lines, Disney Cruise Line, Mediterranean Shipping Company, which owns MSC Cruises, and Crystal Cruises.

      Our primary cruise competitors for European-sourced passengers in the UK are Island Cruises, Fred Olsen Cruise Lines, Discovery Cruises, Saga Cruises, and Thomson Cruises, which is owned by TUI; in Germany they are MSC Cruises, Hapag-Lloyd, which is owned by TUI, Peter Deilmann, Phoenix Reisen and Transocean Cruises; and in Southern Europe they are MSC Cruises, Louis Cruise Line, Globalia, Pullmantur and Spanish Cruise Line. We also compete for passengers throughout Europe with Norwegian Cruise Line, Orient Lines, Royal Caribbean International and Celebrity Cruises.

      Our primary cruise competitors for our Seabourn and Windstar luxury brands include Radisson Seven Seas Cruise Line and Silversea Cruises.

      Our North American, European and Australian brands also compete among themselves for passengers.

      XV. Governmental Regulations

          A. Maritime Regulations

      Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. In addition, our ships are registered in the Bahamas, Bermuda, Gibraltar, Italy, the Marshall Islands, the Netherlands, Panama and the UK, as more fully described under Part I, Item 1. Business, B. - "Cruise Operations - Ship Information" and, accordingly, are regulated by these jurisdictions and by the international conventions governing the safety of our ships and guests that these jurisdictions have ratified or to which they adhere. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union are applicable to some aspects of our ship operations.

      Specifically, the International Maritime Organization, sometimes referred to as the "IMO", which operates under the auspices of the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea, sometimes referred to as SOLAS, which is applicable to all of our ships. Among other things, SOLAS establishes vessel design, structural features, materials, construction, life saving equipment, safe management and operation and security requirements to improve passenger safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased-in through 2010.

      In 1993, SOLAS was amended to incorporate the International Safety Management Code, referred to as the "ISM Code." The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control, the process by which a nation exercises authority over foreign ships when the ships are in the waters subject to its jurisdiction.

      In December 2004, the Maritime Safety Committee approved for adoption amendments to SOLAS chapter II-I Parts A & B that relate to the damage stability of new cruise passenger vessels. These regulations were adopted in May 2005, and are applicable to those vessels whose keels are laid after January 1, 2009. Although the new standards do not affect our existing fleet or our vessels currently under contract as those keels will have been laid prior to January 1, 2009, compliance with these standards for future ships will require the development of new designs, which may increase costs.

      Our ships are subject to a program of periodic inspection by ship classification societies who conduct annual, intermediate, dry-docking and class renewal surveys. Classification societies conduct these surveys not only to ensure that our ships are in compliance with international conventions adopted by their respective country of registry and domestic rules and regulations, but also to verify that our ships have been maintained in accordance with the rules of the society and that recommended repairs have been satisfactorily completed.

      Our ships that call on U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with SOLAS, by the U.S. Public Health Service for sanitary standards, and by other agencies such as the U.S. Customs and Border Patrol, with regard to customs and immigration. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

      Finally, our ships that call on U.S. ports are also subject to various security requirements, including, but not limited to, The Maritime Transportation Security Act of 2002 ("MTSA"), SOLAS and the International Ship and Port Facility Security Code ("ISPS Code"). Among other things, these regulations require certain vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective country of registry, and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code. In addition, the MTSA regulations establish Area Maritime Security requirements for geographic port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

      We believe that health, safety and security issues will continue to be an area of focus by relevant government authorities in the U.S., the European Union and elsewhere. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.

          B. Permits for Glacier Bay, Alaska

      In connection with certain of our Alaska cruise operations, Holland America Line, Princess Cruises and Carnival Cruise Lines rely on concession permits from the U.S. National Park Service to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed and there can be no assurance that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future.

          C. Alaska Environmental Regulations

      The State of Alaska enacted legislation which prohibits certain discharges in designated Alaska waters, ports or near shorelines and requires that certain discharges be monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regime in Alaska is more stringent than the federal regime under the Federal Water Pollution Control Act with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

          D. Other Environmental, Health and Safety Matters

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

      In particular, in the U.S., the Act to Prevent Pollution from Ships, implementing the International Convention for the Prevention of Pollution from Ships, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

      Furthermore, in the U.S., the Oil Pollution Act of 1990 (the "OPA") provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply, however, where the discharge is proximately caused by the gross negligence or willful misconduct or the violation of an applicable safety, construction, or operating regulation by a responsible party; or the responsible party fails or refuses to: report the incident as required by law, provide all reasonable cooperation and assistance in connection with removal operations, or without sufficient cause, comply with an order issued by the federal on-scene coordinator. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships. These certificates demonstrate our ability to meet removal costs and damages related to water pollution, such as for an oil spill or a release of a hazardous substance, up to our ship's statutory liability limit.

      In addition, most U.S. states that border a navigable waterway or seacoast have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

      Furthermore, many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage, subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner's actual fault or by the owner's intentional or reckless conduct. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil pollution.

      Limitations on the sulphur content of fuel are part of new regulations approved by the International Convention for the Prevention of Pollution from Ships Annex VI ("MARPOL Annex VI"). It applies to vessels of 400 gross tons or above engaged in international voyages. Ships must carry an International Air Pollution Prevention Certificate issued by its flag state indicating that it is operating in compliance with MARPOL Annex VI. These certificates are required to be issued during the three-year period ending in May 2008. Among other things, MARPOL Annex VI establishes a limit on the sulphur content of fuel oil and calls on the IMO to monitor the worldwide average sulphur content of fuel oil supplied for use aboard vessels. In addition, MARPOL Annex VI provides for special "Sox Emission Control Areas" to be established with more stringent limitations on sulphur emissions. Compliance with MARPOL and other European Union ("EU") regulations may increase our operating costs, including the cost of fuel, beginning in May 2006 for ships operating in the Baltic Sea and August 2007 for ships operating in the North Sea and the English Channel.

      If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations.

      The International Organization for Standardization ("ISO") is an international standard-setting body, which produces worldwide industrial and commercial standards. ISO 14001 is one of the series of ISO 14000 environmental management standards that were developed to help organizations manage their processes, products and services to minimize environmental impacts. ISO 14001 presents a structured approach to setting environmental objectives and targets, and provides a framework for any organization to apply these broad conceptual tools to their own processes. We are developing and implementing environmental management systems based on ISO 14001 in each of our cruise lines with the aim of achieving ISO 14001 certification in 2006. Costa has already successfully achieved ISO 14001 certification.

      From time to time, environmental, health and safety regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject us to increasing compliance costs in the future.

      See Part 1, Item 1A. "Risk Factors" for additional discussion of our environmental risks.

           E. Consumer Regulations

     Our ships that call on U.S. ports are regulated by the Federal Maritime Commission referred to as the "FMC". Public Law 89-777, which is administered by the FMC, requires most cruise line operators to establish financial responsibility for their liability to passengers for non-performance of transportation, as well as casualty and personal injury. The FMC's regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line's highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. See Part 1, Item 1. Business, E. - "Insurance - Other Insurance" for additional discussion.

      In the UK, we are required to bond and obtain licenses from various organizations in connection with the conduct of our business and our ability to meet liability in the event of non-performance of obligations to consumers. These organizations include the Passenger Shipping Association and the Civil Aviation Authority. See Part 1, Item 1. Business, E. - "Insurance-Other Insurance" for additional discussion.

      We are also required by German law to obtain a guarantee from a reputable insurance company to ensure that, in case of insolvency, our customers will be refunded any monies they have paid on account of a booking and, in addition, that they will be repatriated without additional cost if insolvency occurs after a cruise starts. In addition, in Australia, we are a member of the Travel Compensation Fund which provides compensation, as a last resort, to consumers who suffer losses in their dealings with travel agents. Finally, other jurisdictions, including Argentina and Brazil, require the establishment of financial responsibility for passengers from their jurisdictions.

      We believe we have all material licenses to conduct our business. From time to time, various other regulatory and legislative changes may be proposed or adopted that could have an effect on the cruise industry, in general, and our business, in particular. See Part I, Item 1A. "Risk Factors" for a discussion of other regulations which impact us.

      XVI. Financial Information

      For financial information about our cruise reporting segment and geographic information with respect to each of the three years in the period ended November 30, 2005, see Note 12, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      C. Employees

      Our shoreside operations have approximately 9,500 full-time and 4,200 part-time/ seasonal employees. We also employ approximately 57,500 officers, crew and staff onboard our 79 ships at any one time. Due to the highly seasonal nature of our Alaskan and Canadian operations, Holland America Tours and Princess Tours increase their work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, motorcoach and ship operations. We consider our employee and union relations generally to be good.

      We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

      D. Suppliers

      Our largest purchases are for travel agency services, fuel, advertising, food and beverages, hotel and restaurant supplies and products, airfare, repairs and maintenance and dry-docking, port facility utilization, communication services and for the construction of our ships. Although we utilize a select number of suppliers for most of our food and beverages and hotel and restaurant supplies and products, most of these items are available from numerous sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at dry-dock facilities in the Bahamas, British Columbia, Canada, the Caribbean, Europe and the U.S. Finally, as of January 30, 2006, we have agreements in place for the construction of 16 cruise ships by two shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated requirements.

      E. Insurance

      General

      We maintain insurance to cover a number of risks associated with owning and operating vessels in international trade. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premium increases are dependent on our own loss experience and the general premium requirements of our underwriters. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for the below-mentioned risks, which may increase in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues for our ships.

      Protection and Indemnity ("P&I") Coverage

      Third-party liabilities in connection with our cruise activities are covered by entry in P&I clubs, which are mutual indemnity associations owned by ship owners. Our vessels are entered in three P&I clubs as follows: The West of England Ship Owners Mutual Insurance Association (Luxembourg), The Steamship Mutual Underwriting Association (Bermuda) Limited and the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited. The P&I clubs in which we participate are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the "IG"). The IG insures directly, and through reinsurance markets, a large portion of the world's shipping fleets. Coverage is subject to the P&I clubs' rules and the limit of coverage is determined by the IG. P&I coverage includes legal, statutory or pre-approved contract liabilities and other expenses related to crew, passengers and other third parties. This coverage also includes shipwreck removal, pollution and damage to third party property.

      Hull and Machinery Insurance

      We maintain insurance on the hull and machinery of each of our ships in amounts equal to the estimated market value of each ship. The coverage for hull and machinery is provided by international marine insurance carriers. Most insurance underwriters make it a condition for insurance coverage that a ship be certified as "in class" by a classification society that is a member of the International Association of Classification Societies ("IACS"). All of our ships are currently certified as in class with an IACS member. These certifications have either been issued or endorsed within the last twelve months.

      War Risk Insurance

      We maintain war risk insurance, subject to coverage limits and exclusions for claims such as those arising from chemical and biological attacks, on all of our ships covering our legal liability to crew, passengers and other third parties arising from war or war-like actions, including terrorist risks. This coverage is provided by international marine insurance carriers. Due primarily to its high cost, we only carry war risk insurance coverage for physical damage to 43 of our 79 ships, which includes terrorist risks. The remaining 36 ships in the fleet do not have war risk coverage for physical damage. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the liability and physical damage policies can be cancelled. In addition, the policy can be reinstated at different premium rates. This gives underwriters the ability to increase our premiums following events that they determine have increased their risk. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future for war risk insurance. See Note 8, "Contingencies" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      Other Insurance

      As required by the FMC, we maintain performance bonds or bank guarantees in the aggregate amount of $105 million for ships operated by our brands which embark passengers in U.S. ports, to cover passenger ticket liabilities in the event of a cancelled or interrupted cruise. We also maintain other performance bonds or guarantees as required by various U.S. and foreign authorities that regulate certain of our operations in their jurisdictions; the most significant of which are required by the UK Passenger Shipping Association and the UK Civil Aviation Authority and total approximately 74 million sterling ($128 million U.S. dollars at November 30, 2005 exchange rate) and 46 million sterling ($80 million U.S. dollars at the November 30, 2005 exchange rate), respectively, to cover our brands' UK passenger and air ticket deposit liabilities.

      We maintain standard property and casualty insurance policies to cover shoreside assets and liabilities to third parties, including our tour business and port facility assets, as well as appropriate workers' compensation policies. We also maintain business interruption insurance for Holland America Tour and Princess Tour hotel properties and our Cozumel, Mexico port retail facilities, which are also subject to deductibles.

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

      The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002. The new protocol, which has not yet been ratified, substantially increases the minimum level of compulsory insurance which must be maintained by passenger ship operators and provides a direct action provision, which will allow claimants to proceed directly against insurers. This new protocol requires passenger ship operators to maintain insurance or some other form of financial security, such as a guarantee from a bank, to cover the limits of strict liability under the Athens Convention with regards to the death or personal injury of passengers. The timing of the ratification of this new protocol, if obtained at all, is unknown. No assurance can be given that affordable and viable direct and reinsurance markets will be available to provide the level of coverage required under the new protocol. If the new protocol is ratified, we expect insurance costs could increase.

      F. Trademarks and Other Intellectual Property

      We own and have registered numerous trademarks and have also registered various domain names, which we believe are widely recognized throughout the world and have considerable value. These trademarks include the names of our cruise lines, each of which we believe is a widely-recognized brand name in the cruise vacation industry, as well as "World's Leading Cruise Lines." We have a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruises and related activities. Finally, we also have a license to use the "Love Boat" name and related marks. See Note 2, "Trademarks" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      G. Taxation

      U.S. Federal Income Tax

      We are a foreign corporation engaged in a trade or business in the U.S., and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the U.S. for U.S. federal income tax purposes. To the best of our knowledge, we believe that, under Section 883 of the Internal Revenue Code and applicable income tax treaties, our income and the income of our ship-owning subsidiaries, in each case derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. This exempt income does not include our U.S. source income, principally from the transportation, hotel and tour businesses of Holland America Tours and Princess Tours, and, beginning with the year ended November 30, 2005, the items listed in the regulations under Section 883 that the Internal Revenue Service does not consider to be incidental to ship operations. Among the items that are identified in the regulations as not incidental to ship operations are income from the sale of air transportation, shore excursions and pre- and post cruise land packages. In addition, during 2005, we chartered three vessels to the Military Sealift Command in connection with the Hurricane Katrina relief effort. Income from these charters is not considered to be income from the international operation of our ships and, accordingly, income taxes will be assessed on the net earnings of these charters.

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

          Application of Section 883 of the Internal Revenue Code

      In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Effective for our year ended November 30, 2005, regulations provide, in general, that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) the foreign corporation meets the publicly-traded test described below. In addition, to the extent a foreign corporation's shares are owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then in analyzing the stock ownership test with respect to such subsidiary, stock owned directly or indirectly by such parent corporation will be deemed owned by individuals resident in the country of incorporation of such parent corporation.

      A company whose shares are considered to be "primarily and regularly traded on an established securities market" in the U.S. or another qualifying jurisdiction will meet the publicly-traded test (the "publicly-traded test"). Stock will be considered "primarily traded" on one or more established securities markets if, with respect to each class of stock of the particular corporation, the number of shares in each such class that are traded during a taxable year on any such market exceeds the number of shares in each such class traded during that year on any other established securities market. Stock of a corporation will generally be considered "regularly traded" on one or more established securities markets under the regulations if (i) one or more classes of stock of the corporation that, in the aggregate, represent more than 50% of the total combined voting power of all classes of stock of such corporation entitled to vote and of the total value of the stock of such corporation are listed on such market; and (ii) with respect to each class relied on to meet the more than 50% requirement in (i) above, (x) trades in each such class are effected, other than in de minimis quantities, on such market on at least 60 days during the taxable year, and (y) the aggregate number of shares in each such class of the stock that are traded on such market during the taxable year is at least 10% of the average number of shares of the stock outstanding in that class during the taxable year. A class of stock that otherwise meets the requirements outlined in the preceding sentence is not treated as meeting such requirements for a taxable year if, at any time during the taxable year, one or more persons who own, actually or constructively, at least 5% of the vote and value of the outstanding shares of the class of stock, own, in the aggregate, 50% or more of the vote and value of the outstanding shares of the class of stock (the "5% Override Rule"). However, the 5% Override Rule does not apply (a) where the foreign corporation establishes that Qualified Shareholders own sufficient shares of the closely-held block of stock to preclude non-Qualified Shareholders of the closely-held block of stock from owning 50% or more of the total value of the class of stock for more than half of the taxable year; or (b) to certain investment companies provided that no person owns, directly or through attribution, both 5% or more of the value of the outstanding interests in such investment company and 5% or more of the value of the shares of the class of stock of the foreign corporation.

      We believe that Carnival Corporation currently qualifies as a publicly traded corporation under the regulations and substantially all of its income, with the exceptions noted above, will continue to be exempt from U.S. federal income taxes. However, because various members of the Arison family and trusts established for their benefit currently own approximately 36% of Carnival Corporation shares, there is the potential that additional shareholders could acquire 5% or more of its shares, which could result in Carnival Corporation being considered closely held, and thus jeopardize its qualification as a publicly traded corporation. If, in the future, Carnival Corporation were to fail to qualify as a publicly traded corporation, it and all of its ship-owning or operating subsidiaries that rely on Section 883 for exempting cruise operations income would be subject to U.S. federal income tax on their U.S. source cruise operation income. In such event, the net income of Carnival Corporation's ship-owning or operating subsidiaries would be materially reduced.

      As a precautionary matter, Carnival Corporation amended its articles of incorporation in fiscal 2000 to ensure that it would continue to qualify as a publicly traded corporation under these regulations when they were originally proposed. As applied to Carnival Corporation, the final regulations are substantially the same as the proposed regulations. This amendment provides that no one person or group of related persons, other than certain members of the Arison family and trusts established for their benefit, may own or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code more than 4.9% of Carnival Corporation shares, whether measured by vote, value or number of shares. Any Carnival Corporation shares acquired in violation of this provision will be transferred to a trust and, at the direction of its board of directors, sold to a person whose shareholding does not violate that provision. No profit for the purported transferee may be realized from any such sale. In addition, under specified circumstances, the trust may transfer the common stock at a loss to the purported transferee. Because certain of Carnival Corporation notes are convertible into its shares, the transfer of these notes are subject to similar restrictions. These transfer restrictions may also have the effect of delaying or preventing a change in control or other transactions in which the shareholders might receive a premium for Carnival Corporation shares over the then prevailing market price or which the shareholders might believe to be otherwise in their best interest.

      Although the above represents our interpretation of this Internal Revenue Code provision and the U.S. Treasury regulations, the Internal Revenue Service's interpretation of these provisions could differ materially. In addition, the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares or with respect to the identity, residence, or holdings of Carnival Corporation's direct or indirect shareholders that could affect Carnival Corporation's and its subsidiaries eligibility for the Section 883 exemption. Accordingly, although we believe it is unlikely, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries' whose tax exemption is based on Section 883 could lose this exemption. If Carnival Corporation and/or its ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, Carnival Corporation and/or its ship-owning or operating subsidiaries would be subject to U.S. federal income taxation on a portion of our income.

          Exemption Under Applicable Income Tax Treaties

      We believe that the income of some of Carnival Corporation's ship-owning subsidiaries and the U.S. source shipping income from Carnival plc and its UK and Italian resident subsidiaries currently qualify for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. There is, however, no authority that directly addresses the effect, if any, of DLC arrangements on the availability of benefits under the treaties and, consequently, the matter is not free from doubt. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat shipping income differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for Section 883 exemption, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income, which would reduce our net income.

          Taxation in the Absence of an Exemption under Section 883 or any Applicable U.S. Income Tax Treaty

      Shipping income that is attributable to transportation of passengers which begins or ends in the U.S. is considered to be 50% derived from U.S. sources. Shipping income that is attributable to transportation of passengers which begins and ends in foreign countries is considered 100% derived from foreign sources. Shipping income that is attributable to the transportation of passengers which begins and ends in the U.S. without stopping at an intermediate foreign port is considered to be 100% derived from U.S. sources.

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

      Where the relevant foreign corporation has, or is considered to have, a fixed place of business in the U.S. that is involved in the earning of U.S. source shipping income and substantially all of this shipping income is attributable to regularly scheduled transportation, the net tax regime is applicable. If the foreign corporation does not have a fixed place of business in the U.S. or substantially all of its income is not derived from regularly scheduled transportation, the four percent tax regime will apply.

      The net tax regime should be the tax regime applied to Carnival Corporation in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a corporate tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a branch interest tax.

      The four percent tax regime should be the tax regime applicable to our vessel owning subsidiaries based outside the United States, in the absence of an exemption under Section 883 or any applicable U.S. income tax treaty. Under the four percent tax regime, gross U.S. source shipping income would be subject to a four percent tax, without the benefit of deductions.

      UK Income Tax

      Cunard, Ocean Village, P&O Cruises, P&O Cruises Australia and Swan Hellenic are all strategically and commercially managed in the UK and have elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on profit calculated by reference to the net tonnage of qualifying vessels. UK corporation tax is not chargeable under normal UK tax rules on such companies' relevant shipping profits. For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. There is also a seafarer training requirement to which the tonnage tax companies are subject.

      Profits which are excluded from normal corporation tax include income which is defined as relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and broadly from shipping related activities. It also includes dividends from foreign companies, which are subject to a tax on profits in their country of residence or elsewhere and the activities of which broadly would qualify in full for the UK tonnage tax regime if they were UK resident. In addition, more than 50 percent of the voting power in the foreign company must be held by one or more companies resident in a EU member state.

      Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not forecast to be significant, remain subject to normal UK corporation tax.

      Italian and German Income Tax

      In November 2004, the German brand of Carnival plc, AIDA, became a division of Costa. From the date of this change, AIDA's income is subject to Italian income tax. The majority of the profits earned by our German brands are exempt from German corporation taxes by virtue of the Italy/Germany double tax treaty.

      During the 2005 third quarter, Costa elected to enter into the Italian Tonnage Tax regime, effective for its 2005 fiscal year, and for the following nine years. This regime will tax Costa's and AIDA's shipping profits, as defined, calculated by reference to the net tonnage of its qualifying vessels. However, income not considered to be shipping profits for Italian Tonnage Tax purposes will be taxed under Costa's and AIDA's current tax regime for its Italian-registered ships, which results in a tax of approximately 6.6% on these non-tonnage tax profits.

      Australian Income Tax

      P&O Cruises Australia is a division of Carnival plc, and the income from this operation, is subject to UK tonnage tax as discussed above. The majority of this operation's profits are exempt from Australian corporation taxes by virtue of the UK/Australian double tax treaty.

      H. Website Access to Carnival Corporation & plc SEC Reports

      We make available, free of charge, access to our joint Annual Report on Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, Section 16 filings and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home pages at www.carnivalcorp.com and www.carnivalplc.com.

Item 1A. Risk Factors.

      You should carefully consider the specific risk factors set forth below, as well as the other information contained or incorporated by reference in this joint Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. Some of the statements in this section and elsewhere in this joint Annual Report on Form 10-K are "forward-looking statements." For a discussion of those statements and of other factors to consider see the "Cautionary Note Concerning Factors That May Affect Future Results" section below.

      (1) We may lose business to competitors throughout the vacation market.

      We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the types of ships, services and destinations we offer to cruise passengers. In addition, we may need to enhance our older ships with current amenities in order for those ships to be more competitive with other cruise ships. Our principal competitors include the companies listed in this joint Annual Report on Form 10-K under Part 1, Item 1. Business, B. - "Cruise Operations - Competition."

      However, we operate in the vacation market, and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other travel and leisure options, including hotels, resorts and package holidays and tours.

      In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

      (2) The international political and economic climate and other world events affecting safety and security could adversely affect the demand for cruises and could harm our future sales and profitability.

      Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel, the international political climate and the political climate of destination countries. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry and may continue to do so in the future. Demand for cruises is also likely to be increasingly dependent on the underlying economic strength of the countries from which cruise companies source their passengers. Economic or political changes that reduce disposable income or consumer confidence in the countries from which we source our passengers may affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

      (3) Overcapacity within the cruise and land-based vacation industry could have a negative impact on net revenue yields and increase operating costs, thus resulting in ship, goodwill and/or trademark asset impairments, all of which could adversely affect profitability.

      Cruising capacity has grown in recent years and we expect it to continue to increase over the next five years as all of the major cruise vacation companies are expected to introduce new ships. In order to utilize new capacity, the cruise vacation industry will probably need to increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, which also will impact us. Failure to increase our share of the overall vacation market is one of a number of factors that could have a negative impact on our net revenue yields. In some prior years, our net revenue yields were negatively impacted as a result of a variety of factors, including capacity increases. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and/or trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew at competitive costs and, therefore, increase our shipboard employee costs.

      (4) Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain additional financing, if necessary, at a cost that is favorable or that meets our expectations.

      Our forecasted cash flow from future operations may be adversely affected by various factors, including, but not limited to, declines in customer demand, increased competition, overcapacity, the deterioration in general economic and business conditions, terrorist attacks, ship accidents and other incidents, adverse publicity and increases in fuel prices, as well as other factors noted under these "Risk Factors" and under the "Cautionary Note Concerning Factors That May Affect Future Results" section below. To the extent that we are required, or choose, to fund future cash requirements, including future shipbuilding commitments, from sources other than cash flow from operations, cash on hand and current external sources of liquidity, including committed financings, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.

      Our access to, and the cost of, financing will depend on, among other things, the maintenance of strong long-term credit ratings. Carnival Corporation and Carnival plc's senior, unsecured long-term debt ratings are "A3" by Moody's, "A-" by Standard & Poor's and "A-" by Fitch Ratings. Carnival Corporation's short-term corporate credit ratings are "Prime-2" by Moody's, "A-2" by Standard & Poor's and "F2" by Fitch Ratings.

      (5) Accidents and other incidents, unusual weather conditions or adverse publicity concerning the cruise industry or us could affect our reputation and harm our future sales and profitability.

      The operation of cruise ships involves the risk of accidents, passenger and crew illnesses, mechanical failures and other incidents at sea or while in port, which may bring into question passenger safety, health, security and vacation satisfaction, and thereby adversely effect future industry performance, sales and profitability. In addition, our cruises and port facilities may be impacted by unusual weather patterns or natural disasters, such as hurricanes and earthquakes. For example, Hurricane Wilma caused the temporary closing of cruise ports in South Florida and also destroyed our pier facility in Cozumel, Mexico. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these factors, which would have an adverse affect on sales and profitability. In addition, adverse publicity concerning the vacation industry in general or the cruise industry or us in particular could affect our reputation and impact demand and, consequently, have an adverse affect on our profitability.

      (6) We are subject to many economic and political factors that are beyond our control, which could result in increases in our operating, financing and tax costs.

      Some of our operating costs, including fuel, food, insurance, payroll and security costs, are subject to increases because of market forces, economic or political instability or decisions beyond our control. In addition, interest rates, currency fluctuations and our ability to obtain debt or equity financing are dependent on many economic and political factors. Actions by U.S. and non-U.S. taxing jurisdictions could also cause an increase in our costs.

      Recently, the State of Alaska determined that an Initiative Petition (the "Initiative") to, among other things, impose a tax on cruise passengers sailing in Alaskan waters had sufficient signatures to qualify for the August, 2006 statewide primary election ballot. If the Initiative is approved by the voters, it would likely take effect in 2007. The Initiative would impose a $46 per passenger tax on cruise passengers aboard vessels with at least 250 berths, an additional fee of $4 per passenger for an Ocean Ranger program, remove the exemption from Alaska corporate income taxes for commercial passenger vessels and assess a 33% tax on income from onboard gambling. The Initiative would also impose a number of other regulations, reporting and operational requirements on cruise vessel operators. Some or all of these provisions may be subject to legal challenges if the Initiative is approved.

      Separately, two bills have been introduced for consideration in the Alaska Legislature. No action was taken on either of these bills. The legislature has until the end of the 2006 session to consider these bills. One bill would impose taxes of $50 per cruise passenger and the other bill proposes a tax of $75 per passenger. Similar legislation has been proposed in Alaska in the past and has not been approved. Both measures raise legal questions and it is uncertain whether either bill will be passed in its current form.

      It is expected that any proposed passenger taxes, such as the Initiative discussed above, would be directly charged to and collected from our guests. However, if any of these taxes are enacted, it is likely that we would consider reducing the number of our ships that offer Alaskan cruises, in order to reduce the adverse impact of these taxes on our net income. The ultimate outcomes of these Alaskan matters cannot be determined at this time.

      Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases of our cruise vacations.

      (7) Environmental legislation and regulations could affect operations and increase our operating costs.

      Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Congress, the International Maritime Organization and the U.S. Environmental Protection Agency periodically consider new laws and regulations to manage cruise ship pollution. In addition, various other regulatory agencies in the States of Alaska, California, Florida, Hawaii, Maine, Washington and elsewhere, including European regulatory organizations, have enacted or are considering new regulations or policies, which could adversely impact the cruise industry. See Part I, Item 1. Business, B. - "Cruise Operations - Governmental Regulations" for additional information.

      In addition, pursuant to a settlement with the U.S. government in April 2002, Carnival Corporation pled guilty to certain environmental violations and was fined. Carnival Corporation was also placed on probation for a term of five years. Under the terms of the probation, any future violation of environmental laws by Carnival Corporation may be deemed a violation of probation, which could result in additional fines and other forms of relief.

      Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could increase our cost of compliance or otherwise materially adversely affect our business, results of operations and/or financial condition.

      (8) New regulations of health, safety, security and other regulatory issues could increase our operating costs or negatively effect our bookings and future net revenue yields and adversely affect net income.

      We are subject to various international, national, state and local health, safety and security laws, regulations and treaties. See Part I, Item 1. Business, B. - "Cruise Operations-Governmental Regulations" for a detailed discussion of these regulatory issues.

      We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities in the U.S., Europe and elsewhere. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.

      Pursuant to the Western Hemisphere Travel Initiative, U.S. citizens will be required to carry a passport for travel to or from certain countries/areas that were previously exempt, such as the Caribbean, Canada and Mexico. The regulations are currently scheduled to require all U.S. citizens that enter the U.S. from these previously exempt locations by air or sea to have a passport by December 31, 2006, and those citizens entering at land border crossings will have to have a passport by December 31, 2007.

      Since many cruise customers visiting these destinations may not currently have passports, it is likely that this will have some negative effect on our bookings and future net revenue yields when the regulations take effect. There are a number of factors that could influence the ultimate impact of these regulations, such as customer travel patterns, customer price sensitivity and the cost and effectiveness of mitigating programs we and others have established. However, although we cannot be certain, we do not currently expect that these regulations will ultimately have a material adverse effect on our operating results, as a significant portion of our revenues are derived from cruises to destinations other than those mentioned above, a substantial portion of our U.S. citizen customers already have passports and we expect a large number of U.S. citizen travelers who do not have passports will obtain them.

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

      In addition, as of November 30, 2005, we had entered into foreign currency swaps to fix the cost in dollars or sterling of three of our foreign currency denominated shipbuilding contracts. If the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency swaps related to the shipyard's shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency swaps without having the ability to have an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results.

      (10) The lack of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

      We believe that attractive port destinations, including ports that are not overly congested with tourists, are major reasons why our customers choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints, security concerns, unusual weather patterns and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and charges and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain and increase our ports of call could adversely affect our net revenue yields and net income.

      (11) The structure of the DLC transaction involves risks not associated with the more common ways of combining the operations of two companies, and these risks may have an adverse effect on the economic performance of the companies and/or their respective share prices.

      The DLC structure is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of effecting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In the DLC transaction, the combination was effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC structures and establish legal precedents that could increase the risk of a successful challenge to the DLC transaction.

We are maintaining two separate public companies and comply with both Panamanian corporate law and English company laws and different securities and other regulatory and stock exchange requirements in the UK and the U.S. This structure requires more administrative time and cost than was the case for each company individually, which may have an adverse effect on our operating efficiency.

      (12) Changes under the Internal Revenue Code, applicable U.S. income tax treaties, and the uncertainty of the DLC structure under the Internal Revenue Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income. In addition, changes in the UK, Italian, German, Australian and other countries income tax laws, regulations or treaties could also adversely affect our net income.

      We believe that substantially all of the U.S. source shipping income of each of Carnival Corporation and Carnival plc qualifies for exemption from U.S. federal income tax, either under (1) Section 883 of the Internal Revenue Code;
(2) U.S.-Italian income tax treaty; or (3) other applicable U.S. income tax treaties, and should continue to so qualify under the DLC structure. There is, however, no existing U.S. federal income tax authority that directly addresses the tax consequences of implementation of a dual listed company structure for purposes of Section 883 or any other provision of the Internal Revenue Code or any income tax treaty and, consequently, these matters are not free from doubt.

      As discussed above, if we did not qualify for exemption from U.S. federal income taxes we would have higher income taxes and lower net income. Finally, changes in the income tax laws affecting our cruise businesses in the UK, Italy, Germany, Australia and elsewhere could result in higher income taxes being levied on our cruise operations, thus resulting in lower net income.

      See Part I, Item 1. Business, G. - "Taxation" for additional information.

      (13) A small group of shareholders collectively owned, as of January 31, 2006, approximately 29% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

      A group of shareholders, consisting of some members of the Arison family, including Micky Arison, and trusts established for their benefit, beneficially owned approximately 36% of the outstanding common stock of Carnival Corporation, which shares represent sufficient shares entitled to constitute a quorum at shareholder meetings and to cast approximately 29% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least to influence substantially, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

      (14) Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

      Carnival Corporation's corporate affairs are governed by its third amended and restated articles of incorporation and amended and restated by-laws and by the corporate laws of Panama. Carnival plc is governed by its articles of association and memorandum of association and by the corporate laws of England and Wales. The corporate laws of Panama and England and Wales may differ in some respects from the corporate laws in the U.S.

      (15) Provisions in Carnival Corporation's and Carnival plc's constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

      Carnival Corporation's amended articles of incorporation and by-laws and Carnival plc's articles of association contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that our shareholders consider to be in their best interests. For instance, these provisions may prevent our shareholders from receiving a premium to the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

      Specifically, Carnival Corporation's articles of incorporation contain provisions that prevent third parties, other than the Arison family and trusts established for their benefit, from acquiring beneficial ownership of more than 4.9% of its outstanding shares without the consent of Carnival Corporation's board of directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares. For a description of the reasons for the provisions see Part I, Item 1. Business, G. - "Taxation- Application of Section 883 of the Internal Revenue Code."

      Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this joint Annual Report on Form 10-K are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You can find many, but not all, of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Annual Report on Form 10-K. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, cost per available lower berth day, estimates of ship depreciable lives and/or residual values, outlook or business prospects.

      Certain of our risks are identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Note Concerning Factors That May Affect Future Results" in Exhibit 13 to this joint Annual Report on Form 10-K and in this Item 1A. "Risk Factors." These sections contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

Item 1B. Unresolved Staff Comments.

      None.

Item 2. Properties.

     The Carnival Corporation and Carnival plc corporate headquarters and our operating units' principal shoreside operations and headquarters are as follows:

      Entity/Brand                    Location             Square Footage       Own/Lease
      ------------                    --------             --------------       ---------

  Carnival Corporation and
  Carnival Cruise Lines           Miami, FL U.S.A.         456,000/20,000       Own/Lease
Princess and Cunard               Santa Clarita, CA U.S.A.    283,000             Lease
Holland America Line, Holland
  America Tours, Princess Tours
  and Windstar                    Seattle, WA U.S.A.       196,000/38,000       Lease/Own
Costa                             Genoa, Italy                162,000             Own
Art framing and warehouse and
  Princess warehouse facilities   Dania Beach and
                                  Ft. Lauderdale,
                                  Florida U.S.A.              152,000            Lease
P&O Cruises, Ocean Village,
  Swan Hellenic, Cunard,
  Carnival Corporation & plc's
  Technical Services and UK
  sales office                    Southampton, England        112,000            Lease
AIDA                              Rostock, Germany             76,000            Lease
Carnival Cruise Lines
  sales office                    Miramar, Florida U.S.A.      63,000            Lease
P&O Cruises Australia             Sydney, Australia            35,000            Lease
Costa U.S. sales office           Hollywood, Florida U.S.A.    29,000            Lease
Carnival plc and UK sales
  offices                         London, England               8,000            Lease

      In addition, we also lease 27,000 square feet of office space in Colorado Springs, Colorado and 10,000 square feet in Fort Pierce, Florida for additional Carnival Cruise Lines reservation centers. In Williston, North Dakota, Holland America Line owns 22,000 square feet of office space that is also a reservation center. Finally, we own or lease port facilities in Cozumel, Mexico, Juneau, Alaska, Long Beach, California, Savona, Italy and the Turks & Caicos Islands.

      Our cruise ships, shoreside operations, headquarter facilities and Holland America Tours' and Princess Tours' properties, are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

      Our cruise ships and Holland America Line's private island, Half Moon Cay, are briefly described in Part I, Item 1. Business, B. - "Cruise Segment." Princess also has a small private island called Princess Cay, which is located in the Bahamas and is used as a transit port for certain of its cruises. The hotel properties associated with Holland America Tours and Princess Tours operations, substantially all of which are owned, are briefly described in Part I, Item 1. Business, A. - "General."

Item 3. Legal Proceedings.

      In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in the U.S. District Court for the Southern District of New York on behalf of James Jacobs and a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of
(i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. We intend to vigorously defend this lawsuit.

      On November 28, 2005, a lawsuit was filed against Princess Cruise Lines, Ltd. in the U.S. District Court for the Southern District of Florida on behalf of some current and former crewmembers alleging that Princess failed to pay the plaintiffs for overtime. The suit seeks payment of (i) damages for breach of contract, (ii) damages under the Seaman's Wage Act and (iii) interest. We believe we have meritorious defenses to these claims and we intend to vigorously defend this lawsuit.

      On November 16, 2005, a lawsuit was filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida on behalf of some current and former crewmembers alleging that Carnival Cruise Lines failed to pay the plaintiffs for overtime. The suit seeks payment of (i) damages for breach of contract, (ii) damages under the Seaman's Wage Act and (iii) interest. We believe we have meritorious defenses to these claims and intend to vigorously defend this lawsuit.

      On March 7, 2005, a lawsuit was filed against Carnival Corporation in the U.S. District Court for the Southern District of Florida on behalf of some current and former crew members alleging that Carnival Cruise Lines failed to pay the plaintiffs for overtime and minimum wages. The suit seeks payment of (i) the wages alleged to be owed, (ii) damages under the Seaman's Wage Act and (iii) interest. On August 5, 2005 the court dismissed the lawsuit. The plaintiffs filed an appeal of their overtime claim to the Eleventh Circuit U.S. Court of Appeals on August 18, 2005, which is currently pending, but have voluntarily dismissed their minimum wage claim. We believe we have meritorious defenses to this claim and intend to vigorously defend this lawsuit.

      In May 2005, a class action lawsuit was filed against Carnival Corporation in the United States District Court for the Southern District of Florida alleging breach of the implied covenant of good faith and fair dealing and a violation of The Florida Deceptive and Unfair Trade Practices Act for profits made by Carnival Cruise Lines on shore excursions provided by third party shore excursion operators. The suit sought certification as a class action on behalf of all Carnival Cruise Line passengers for damages and injunctive relief. On November 21, 2005, the United States District Court for the Southern District of Florida issued an order granting Carnival's motion to dismiss the class action complaint.

      On April 23, 2003, Festival Crociere S.p.A. ("Festival") commenced an action against the European Commission (the "Commission") in the Court of First Instance of the European Communities in Luxembourg seeking to annul the Commission's antitrust approval of the DLC transaction (the "Festival Action"). We have been granted leave to intervene in the Festival Action and filed a Statement in Intervention with the Court. Festival was declared bankrupt on May 27, 2004 and Festival did not submit observations on our Statement in Intervention. The oral hearing was scheduled to take place on December 15, 2005 but has been postponed while the Court seeks clarification of the status of the Festival Action with the Italian judge presiding over Festival's bankruptcy proceedings. A successful third party challenge of an unconditional Commission clearance decision would be unprecedented, and based on a review of the law and the factual circumstances of the DLC transaction, as well as the Commission's approval decision in relation to the DLC transaction, we believe that the Festival Action will not have a material adverse effect on the companies or the DLC transaction.

      Three actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages in the amount of $500 per facsimile, or in the alternative, $1,500 per facsimile if the conduct was willful or knowing. The advertisements referred to in the 2002 Facsimile Complaints that reference a Carnival Cruise Lines product were not sent by Carnival Corporation, but rather were distributed by a professional faxing company at the behest of third party travel agencies. The faxes involved in the 2004 case were sent to a travel agency with whom we had conducted business. We do not advertise directly to the traveling public through the use of facsimile transmission. The status of each Facsimile Complaint is as follows:

            On April 15, 2002, a Facsimile Complaint was filed against us in the Circuit Court of Greene County, Alabama by Mary Pelt. In January 2006, the matter was settled for a nominal amount, dismissed without prejudice as to Mary Pelt and without prejudice as to the class members.

            On May 14, 2002, a Facsimile Complaint was filed against Carnival Corporation and other defendants (including Club Resort International d/b/a Vacation Getaway Travel, Inc., Dollar Thrifty Automotive Group, Inc., Thrifty, Inc. and Thrifty Rent-A-Car Systems, Inc., Choicepoint, Inc., First Western Bank, and Bankcard USA Merchant Services, Inc.) in the Circuit Court of Jefferson County, Alabama, Bessemer Division by Clem & Kornis, L.L.C., The Firm of Compassion, P.C., Collins Chiropractic Center, Forstmann & Cutchen, L.L.P. and others. On July 26, 2002, Carnival Corporation filed a motion to dismiss or, in the alternative, to separate Carnival Corporation as a defendant. This action has been stayed as to Carnival Corporation.

            On September 28, 2004, a Facsimile Complaint was filed against Carnival Corporation in the United States District Court for the Eastern District of New York by Sherman Gottlieb ("the plaintiff"), a Staten Island, New York-based travel agent. On November 19, 2004, the plaintiff filed an amended complaint. On April 28, 2005, the action was dismissed by the federal district court for lack of subject matter jurisdiction, without prejudice to renewal in state court. In addition, the district court dismissed the plaintiff's state law claim. The plaintiff filed an appeal, which was orally argued on December 19, 2005. In February 2006, the appellate court vacated the dismissal and remanded the matter to the trial court for further proceedings.

      We believe we have meritorious defenses to the Facsimile Complaints and intend to vigorously defend against these actions.

      On November 22, 2000, Costa instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Cammell Laird joined the arbitration proceeding on January 9, 2001 to present its counter demands. On January 9, 2001, Costa gave Cammell Laird notice of termination of the contract and Cammell Laird replied with its notice of termination of the contract on February 2, 2001. In October 2004 the arbitration tribunal decided to increase the scope of work of the technical experts by introducing new demands for reply in the experts' report. It is expected that the arbitration tribunal's decision will be made in 2007 at the earliest.

Item 4. Submission of Matters to a Vote of Security Holders.

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

          NAME                AGE                           POSITION
          ----                ---                           --------
      Richard D. Ames         58       Senior Vice President Audit Services
      Micky Arison            56       Chairman of the Board of Directors and Chief
                                         Executive Officer
      Alan B. Buckelew        57       President of Princess Cruises
      Gerald R. Cahill        54       Executive Vice President and Chief Financial and
                                         Accounting Officer
      Pamela C. Conover       49       Senior Vice President Shared Services
      Robert H. Dickinson     63       President and Chief Executive Officer of Carnival
                                         Cruise Lines and Director
      David K. Dingle         49       Managing Director of Carnival UK and P&O Cruises
      Pier Luigi Foschi       59       Chairman and Chief Executive Officer of Costa
                                         Crociere, S.p.A. and Director
      Howard S. Frank         64       Vice Chairman of the Board of Directors and Chief
                                         Operating Officer
      Ian J. Gaunt            54       Senior Vice President International
      Stein Kruse             47       President and Chief Executive Officer of Holland
                                         America Line Inc. ("HAL")
      Arnaldo Perez           45       Senior Vice President, General Counsel and
                                         Secretary
      Peter G. Ratcliffe      57       Chief Executive Officer of P&O Princess Cruises
                                         International and Director

      Business Experience of Executive Officers

      Richard D. Ames has been Senior Vice President Audit Services since March 2002. From January 1992 to February 2002 he was Vice President Audit Services. Mr. Ames has been employed by us for 16 years.

      Micky Arison has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been Chief Executive Officer since 1979. Mr. Arison has been employed by us for 34 years.

      Alan B. Buckelew has been President and Chief Financial Officer of Princess Cruises since February 2004. In addition, from October 2004 to November 2005 he was Chief

Operating Officer of Cunard. From October 2000 to January 2004, he was Executive Vice President and Chief Financial Officer of Princess. He was Senior Vice President, Corporate Services of Princess from September 1998 to September 2000. Mr. Buckelew has been employed by us or Carnival plc predecessor companies for 28 years.

      Gerald R. Cahill has been Executive Vice President and Chief Financial and Accounting Officer since December 2003. From January 1998 to November 2003 he was Senior Vice President Finance, Chief Financial and Accounting Officer. Mr. Cahill has been employed by us for 11 years.

      Pamela C. Conover has been Senior Vice President Shared Services since October 2004. From February 2001 to September 2004 she was President and Chief Operating Officer of Cunard Line Limited. Ms. Conover was Chief Operating Officer of Cunard Line Limited from June 1998 to January 2001. Ms. Conover has been employed by us for 11 years.

      Robert H. Dickinson has been a director since June 1987. Mr. Dickinson has been President and Chief Executive Officer of Carnival Cruise Lines since May 2003. He was President and Chief Operating Officer of Carnival Cruise Lines from May 1993 to May 2003. Mr. Dickinson has been employed by us for 34 years.

      David K. Dingle has been Managing Director of Carnival UK and P&O Cruises since April 2003. From October 2000 to April 2003, he was Managing Director of P&O Cruises UK. Mr. Dingle has been employed by us or Carnival plc predecessor companies for 27 years.

      Pier Luigi Foschi has been a director since April 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000. Mr. Foschi has been employed by us for eight years.

      Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. Mr. Frank has been employed by us for 16 years.

      Ian J. Gaunt is an English Solicitor and has been Senior Vice President International since May 1999. He was a partner of the London-based international law firm of Sinclair, Roche & Temperley from 1982 through April 1999 where he represented Carnival Corporation as special external legal counsel since 1981. Mr. Gaunt has been employed by us for six years.

     Stein Kruse has been the President and Chief Executive Officer of HAL since December 2004. From November 2003 to November 2004, he was the President and Chief Operating Officer of HAL. From September 1999 to October 2003, he was Senior Vice President, Fleet Operations for HAL. From June 1997 to August 1999 he was Senior Vice President and Chief Financial Officer for "K" Line America, Inc. Mr. Kruse has been employed by us for six years.

      Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary. Mr. Perez has been employed by us for 13 years.

      Peter G. Ratcliffe has been a director since April 2003 and a director of Carnival plc since October 2000. He is Chief Executive Officer of P&O Princess Cruises International, and is primarily responsible for the operations of Cunard, Ocean Village, P&O Cruises, P&O Cruises Australia, Princess and Swan Hellenic. He was Carnival plc's Chief Executive Officer until April 2003. He was previously an executive director of The Peninsular and Oriental Steam Navigation Company and head of its cruise division, having served as President of Princess since 1993 and its Chief Operating Officer since 1989. Mr. Ratcliffe has been employed by us or Carnival plc predecessor companies for 32 years.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

      C. Dividends

      Carnival Corporation and Carnival plc declared cash dividends on all of their common stock and ordinary shares, respectively, in the amount of:

                                       Quarters Ended
                  ---------------------------------------------------------
                  February 28/29      May 31     August 31      November 30
                  --------------      ------     ---------      -----------

2006                    $0.25
2005                    $0.15          $0.20       $0.20           $0.25
2004                    $0.125         $0.125      $0.125          $0.15

      All dividends for both Carnival Corporation and Carnival plc are declared in U.S. dollars. Holders of Carnival Corporation common stock or Carnival plc American Depository Shares receive a dividend payable in U.S. dollars. The dividends payable for Carnival plc ordinary shares are payable in sterling, unless the shareholders elect to receive the dividend in U.S. dollars. Dividends payable in sterling will be converted from U.S. dollars into sterling at the dollar/sterling exchange rate quoted by the Bank of England in London at the 12:00 p.m. foreign exchange rate on the next business day that follows the quarter end.

      Payment of future dividends on Carnival Corporation common stock and Carnival plc ordinary shares will depend upon, among other factors, our earnings, financial condition and capital requirements. Each company may also declare special dividends to all stockholders in the event that members of the Arison family and trusts established for their benefit are required to pay additional income taxes by reason of their ownership of Carnival Corporation's common stock because of a Carnival Corporation income tax audit. The payment and amount of any dividend is within the discretion of the Boards of Directors, and it is possible that the timing and amount of any dividend may vary from the levels discussed above. No assurance can be given that Carnival Corporation and Carnival plc will continue to have per share dividend increases as were declared in 2005 and 2004 or maintain their current levels.

      D. Issuer Purchases of Equity Securities

      During the quarter ended November 30, 2005, purchases by Carnival Corporation of Carnival Corporation's equity securities that are registered by it pursuant to Section 12 of the Exchange Act were as follows:

                                                         Total Number
                                                          of Shares
                                                          Purchased          Maximum
                                                          as Part of     Dollar Value of
                                Total                      Publicly        Shares that
                              Number of                   Announced        May Yet Be
                               Shares                      Plans or        Purchased
                              Purchased     Average        Programs        Under the
                              in Fourth    Price Paid     in Fourth        Plans or
         Period                Quarter     per Share        Quarter       Programs(a)
         ------                -------     ---------        -------       -----------
                                                                         (in millions)
September 1, 2005 through
  September 30, 2005         1,162,700       $49.03       1,162,700          $ 913
October 1, 2005 through
  October 31, 2005           5,707,249       $47.98       5,707,249          $ 639
November 1, 2005 through
  November 30, 2005            506,600       $48.78         506,600          $ 614
                             ---------                    ---------
Total                        7,376,549       $48.20       7,376,549
                             =========                    =========

(a) During 2004, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares commencing in 2005 subject to certain repurchase restrictions on the Carnival plc shares. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. All shares were repurchased pursuant to this publicly announced program. At February 6, 2006 the remaining availability pursuant to our share purchase program was $614 million.

      During the year ended November 30, 2005, $297 million of our Zero-Coupon Notes were converted at their accreted value into 9.0 million shares of Carnival Corporation common stock, of which 6.2 million were issued from treasury stock. The issuance was exempt from registration under the Securities Act.

      Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 6. Selected Financial Data.

      The information required by Item 6. Selected Financial Data, is shown in
Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by Item 7A. Quantitative and Qualitative Disclosures About Market Risk, is shown in Management's Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

      The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 8, 2005, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this joint Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2005, that they are effective as described above.

      Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2005.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of November 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

      Changes in Internal Control over Financial Reporting

      There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

      None.

                                    PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the
      Registrants, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accounting Fees and Services.

      The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in
Part I of this joint Annual Report on Form 10-K.

      We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the principal financial and accounting officer, controller and other persons performing similar functions. This code of ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form

8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the addresses specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

      (a) (1) Financial Statements

      The financial statements shown in Exhibit 13 are incorporated herein by reference into this joint Annual Report on Form 10-K.

          (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.

          (3) Exhibits

      The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this joint Annual Report on Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARNIVAL CORPORATION                               CARNIVAL PLC


/s/ Micky Arison                                   /s/ Micky Arison
----------------                                   ----------------
Micky Arison                                       Micky Arison
Chairman of the Board of                           Chairman of the Board of
Directors and Chief Executive Officer              Directors and Chief Executive
February 9, 2006                                   Officer
                                                   February 9, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION                               CARNIVAL PLC


/s/ Micky Arison                                   /s/ Micky Arison
----------------                                   ----------------
Micky Arison                                       Micky Arison
Chairman of the Board of                           Chairman of the Board of
Directors and Chief Executive Officer              Directors and Chief Executive
February 9, 2006                                   Officer
                                                   February 9, 2006


/s/ Howard S. Frank                                /s/ Howard S. Frank
-------------------                                -------------------
Howard S. Frank                                    Howard S. Frank
Vice Chairman of the Board of                      Vice Chairman of the Board of
Directors and Chief Operating Officer              Directors and Chief Operating
February 9, 2006                                   Officer
                                                   February 9, 2006


/s/ Gerald R. Cahill                               /s/ Gerald R. Cahill
--------------------                               --------------------
Gerald R. Cahill                                   Gerald R. Cahill
Executive Vice President                           Executive Vice President
and Chief Financial and                            and Chief Financial and
Accounting Officer                                 Accounting Officer
February 9, 2006                                   February 9, 2006


/s/*Richard G. Capen, Jr.                          /s/*Richard G. Capen, Jr.
-------------------------                          -------------------------
Richard G. Capen, Jr.                              Richard G. Capen, Jr.
Director                                           Director
February 9, 2006                                   February 9, 2006

/s/*Robert H. Dickinson                            /s/*Robert H. Dickinson
-----------------------                            -----------------------
Robert H. Dickinson                                Robert H. Dickinson
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Arnold W. Donald                               /s/*Arnold W. Donald
--------------------                               --------------------
Arnold W. Donald                                   Arnold W. Donald
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Pier Luigi Foschi                              /s/*Pier Luigi Foschi
Pier Luigi Foschi                                  Pier Luigi Foschi
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Richard J. Glasier                             /s/*Richard J. Glasier
----------------------                             ----------------------
Richard J. Glasier                                 Richard J. Glasier
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Baroness Hogg                                  /s/*Baroness Hogg
-----------------                                  -----------------
Baroness Hogg                                      Baroness Hogg
Director                                           Director
February 9, 2006                                   February 9, 2006

/s/*A. Kirk Lanterman                              /s/*A. Kirk Lanterman
---------------------                              ---------------------
A. Kirk Lanterman                                  A. Kirk Lanterman
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Modesto A. Maidique                            /s/*Modesto A. Maidique
-----------------------                            -----------------------
Modesto A. Maidique                                Modesto A. Maidique
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Sir John Parker                                /s/*Sir John Parker
-------------------                                -------------------
Sir John Parker                                    Sir John Parker
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Peter G. Ratcliffe                             /s/*Peter G. Ratcliffe
----------------------                             ----------------------
Peter G. Ratcliffe                                 Peter G. Ratcliffe
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Stuart Subotnick                               /s/*Stuart Subotnick
--------------------                               --------------------
Stuart Subotnick                                   Stuart Subotnick
Director                                           Director
February 9, 2006                                   February 9, 2006


/s/*Uzi Zucker                                     /s/*Uzi Zucker
--------------                                     --------------
Uzi Zucker                                         Uzi Zucker
Director                                           Director
February 9, 2006                                   February 9, 2006


*By: /s/ Arnaldo Perez                             *By: /s/ Arnaldo Perez
----------------------                             ----------------------
(Arnaldo Perez                                     (Arnaldo Perez
Attorney-in-fact)                                  Attorney-in-fact)

INDEX TO EXHIBITS
-----------------
Page No. in
Sequential
Numbering
System
------
Exhibits
--------


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

 4.1-Agreement of Carnival Corporation and Carnival plc, dated February 6, 2006 to furnish certain debt instruments to the Securities and Exchange Commission.

 4.2-Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders, incorporated by reference to Exhibit No. 4.1 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2003.

 4.3-Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc, incorporated by reference to Exhibit No. 4.2 to our joint Quarterly Report on Form 10-Q of Carnival Corporation and Carnival plc for the quarter ended August 31, 2003.

 4.4-Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No.
 4.3 to the joint registration statement on Form S-4 of Carnival Corporation and Carnival plc.

 4.5-Carnival plc (formerly P&O Princess Cruises plc) Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 4.10 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and P&O Princess Cruises International Ltd. ("POPCIL").

 4.6-Specimen Common Stock Certificate, incorporated by reference to Exhibit No.
 4.16 to the joint registration statement on Form S-3 and F-3 of Carnival Corporation, Carnival plc and POPCIL.

 4.7-Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and SunTrust Bank, as transfer agent, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

 4.8-Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

 4.9-SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C., incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

 4.10-Form of deposit agreement among P&O Princess Cruises plc, Morgan Guaranty Trust Company of New York, as depositary, and holders and beneficial owners from time to time of ADRs issued thereunder, incorporated by reference to P&O Princess' registration statement on Form 20-F.

 4.11-Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities, incorporated by reference to Exhibit No. 4.5 to Carnival Corporation registration statement on Form S-3.

 4.12-Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security, incorporated by reference to Exhibit No. 4 to Carnival Corporation registration statement on Form S-3.

 4.13-Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.30% Notes due 2007 and 7.875% debentures due 2027 incorporated by reference to Exhibit No. 4.14 to our joint Annual Report on Form 10-K for the year ended November 30, 2003.

*10.1-Retirement and Consulting Agreement, dated November 28, 2003, between
 Alton Kirk Lanterman, Carnival Corporation, Holland America Line Inc., and others, incorporated by reference to Exhibit No. 10.1 to our joint Annual Report on Form 10-K for the year ended November 30, 2003.

*10.2-Amendment to the Amended and Restated Carnival Corporation 1992 Stock
 Option Plan, incorporated by reference to Exhibit No. 10.2 to our joint Annual Report on Form 10-K for the year ended November 30, 2003.

 10.3-Facilities agreement, dated October 21, 2005, between Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland as facilities agent and a syndicate of financial institutions.

*10.4-Amended and Restated Carnival Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit No. 10.4 to our Annual Report on Form 10-K for the year ended November 30, 1997.

*10.5-Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January
 15, 1993 and as amended January 5, 1998 and December 21, 1998, incorporated by reference to Exhibit No. 10.5 to our Annual Report on Form 10-K for the year ended November 30, 1998.

*10.6-Carnival Corporation "Fun Ship" Nonqualified Savings Plan, incorporated by reference to Exhibit No. 10.6 to our Annual Report on Form 10-K for the year ended November 30, 1997.

*10.7-Amendments to The Carnival Corporation Nonqualified Retirement Plan for
 Highly Compensated Employees, incorporated by reference to Exhibit No. 10.7 to our Annual Report on Form 10-K for the year ended November 30, 1997.

*10.8-Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan, incorporated by reference to Exhibit No. 10.4 to our Annual Report on Form 10-K for the year ended November 30, 1990.

*10.9-Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation, incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K for the year ended November 30, 1997.

*10.10-Consulting Agreement/Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison, incorporated by reference to Exhibit No. 4.3 to post- effective amendment no. 1 on Form S-3 to Carnival Corporation's registration statement on Form S-1.

*10.11-First Amendment to Consulting Agreement/Registration Rights Agreement, incorporated by reference to Exhibit No. 10.40 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1992.

*10.12-Director Appointment Letter between Peter G. Ratcliffe and Carnival plc, incorporated by reference to Exhibit No. 10.23 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.13-Director Appointment Letter, dated August 19, 2005, between Baroness
 Sarah Hogg and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.13 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.14-Director's Appointment Letter, dated August 19, 2004, between Richard J.
 Glasier and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.14 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.15-Director Appointment Letter, dated August 19, 2005, between Sir John
 Parker and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.15 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.16- Amended and Restated Carnival plc 2005 Employee Share Plan, incorporated by reference to Exhibit No. 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

*10.17-Executive Long-term Compensation Agreement, dated January 11, 1999, between Carnival Corporation and Micky Arison, incorporated by reference to Exhibit No. 10.36 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1998.

*10.18-Executive Long-term Compensation Agreement, dated January 11, 1999, between Carnival Corporation and Howard S. Frank, incorporated by reference to Exhibit No. 10.37 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1998.

*10.19-Carnival Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit No. 10.32 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1999.

*10.20-Amendment to the Carnival Corporation Supplemental Executive Retirement
 Plan, incorporated by reference to Exhibit No. 10.31 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2000.

*10.21-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, incorporated by reference to Exhibit No. 10.33 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1999.

*10.22-Amendment to the Carnival Corporation Nonqualified Retirement Plan for
 Highly Compensated Employees, incorporated by reference to Exhibit No. 10.33 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2000.

*10.23-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, incorporated by reference to Exhibit No. 10.34 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2000.

*10.24-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, incorporated by reference to Exhibit No. 10.37 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2001.

*10.25-Amendment to the Carnival Corporation Nonqualified Retirement Plan for
 Highly Compensated Employees, incorporated by reference to Exhibit No. 10.38 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 2001.

*10.26-Amended and Restated Carnival Corporation 2001 Outside Director Stock
 Plan, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2005.

*10.27-Amended and Restated Carnival Corporation 2002 Stock Plan, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.28-Agreement with Pier Luigi Foschi, incorporated by reference to Exhibit
 No. 10.4 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

10.29-Succession Agreement to Registration Rights Agreement, dated June 14,
 1991, between Carnival Corporation and Ted Arison, incorporated by reference to Exhibit No. 10.3 to Carnival Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

*10.30-Employment Agreement, dated as of April 17, 2003, by and between P&O
 Princess Cruises International, Ltd. and Peter Ratcliffe, incorporated by reference to Exhibit No. 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.31-Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit
 Policy, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

*10.32-Indemnification Agreement, dated April 17, 2003, between Micky M. Arison and Carnival Corporation, incorporated by reference to Exhibit No. 10.5 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.33-Consulting Agreement, dated November 30, 2004, between A. Kirk Lanterman,
 Holland America Line Inc. and others, incorporated by reference to our joint Current Report on Form 8-K, dated December 6, 2004.

*10.34-Indemnification Agreement, dated April 17, 2003, between Robert H.
 Dickinson and Carnival Corporation, incorporated by reference to Exhibit No.
 10.9 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.35-Employment Agreement, dated December 1, 2004, between A. Kirk Lanterman and Holland America Line Inc., incorporated by reference to Exhibit No. 10.35 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.36-Indemnification Agreement, dated April 17, 2003, between Pier Luigi
 Foschi and Carnival Corporation, incorporated by reference to Exhibit No. 10.13 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.37-Indemnification Agreement, dated April 17, 2003, between Howard S. Frank and Carnival Corporation, incorporated by reference to Exhibit No. 10.15 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.38- Director Appointment Letter, dated December 1, 2004, between A. Kirk
 Lanterman and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.38 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.39-Indemnification Agreement, dated April 17, 2003, between Peter G.
 Ratcliffe and Carnival Corporation, incorporated by reference to Exhibit No.
 10.24 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.40-Director Appointment Letter, dated April 14, 2003, between Micky M.
 Arison and Carnival plc, incorporated by reference to Exhibit No. 10.4 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.41-Director Appointment Letter, dated August 19, 2004, between Richard G.
 Capen and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.41 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.42-Director Appointment Letter, dated April 14, 2003, between Robert H.
 Dickinson and Carnival plc, incorporated by reference to Exhibit No. 10.8 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.43-Director Appointment Letter, dated August 19, 2004, between Arnold W.
 Donald and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.43 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.44-Director Appointment Letter between Pier Luigi Foschi and Carnival plc, incorporated by reference to Exhibit No. 10.12 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.45-Director Appointment Letter, dated April 14, 2003, between Howard S.
 Frank and Carnival plc, incorporated by reference to Exhibit No. 10.14 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.46-Director Appointment Letter, dated August 19, 2004, between Modesto A.
 Maidique and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.46 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.47-Amendment No. 1 to the Employment Agreement, dated as of July 19, 2004, by and between P&O Princess International Ltd. and Peter Ratcliffe incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2004.

*10.48-Director Appointment Letter, dated August 19, 2004, between Stuart
 Subotnick and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No.

 10.48 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.49-Director Appointment Letter, dated August 19, 2004, between Uzi Zucker and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.49 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.50-Amendment of the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

*10.51-Amendment of the Carnival Corporation Nonqualified Retirement Plan For
 Highly Compensated Employees, incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003.

*10.52-The P&O Princess Cruises Executive Share Option Plan, incorporated by reference to Exhibit No. 4.9 to P&O Princess' Annual Report on Form 20-F for the year ended December 30, 2001.

*10.53-The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan, incorporated by reference to Exhibit No. 4.10 to P&O Princess' Annual Report on Form 20-F for the year ended December 30, 2001.

*10.54-Carnival Cruise Lines Management Incentive Plan, incorporated by reference to Exhibit No. 10.3 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

*10.55-Amendment to the Carnival Corporation Supplemental Executive Retirement
 Plan, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

*10.56-Amendment to the Carnival Corporation Nonqualified Retirement Plan for
 Highly Compensated Employees, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

*10.57-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, incorporated by reference to Exhibit No. 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

*10.58-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, effective December 31, 2004, incorporated by reference to Exhibit No.
 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.

*10.59- Form of Non-qualified Stock Option Agreement for the Amended and
 Restated Carnival Corporation 2001 Outside Director Stock Plan, incorporated by reference to Exhibit No. 10.5 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

*10.60-Form of Restricted Stock Award Agreement for the Amended and Restated
 Carnival Corporation 2001 Outside Director Stock Plan, incorporated by reference to Exhibit No. 10.6 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

*10.61-Form of Restricted Stock Unit Award Agreement for the Amended and
 Restated Carnival Corporation 2001 Outside Director Stock Plan, incorporated by reference to Exhibit No. 10.7 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

*10.62-Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan, incorporated by reference to Exhibit No. 10.8 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

 10.63-Deed of Guarantee, dated October 21, 2005, between Carnival Corporation as guarantor and the Royal Bank of Scotland plc as facilities agent.

 10.64-Deed of Guarantee, dated October 21, 2005, between Carnival plc as guarantor and the Royal Bank of Scotland plc as facilities agent.

 12-Ratio of Earnings to Fixed Charges.

 13-Portions of 2005 Annual Report incorporated by reference into 2005 joint Annual Report on Form 10-K.

 21-Significant Subsidiaries of Carnival Corporation and Carnival plc.

 23-Consent of PricewaterhouseCoopers LLP.

 24-Powers of attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, Gerald R. Cahill and Arnaldo Perez authorizing such persons to sign this 2005 joint Annual Report on Form 10-K and any future amendments on their behalf.

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

*Indicates a management contract or compensation plan or arrangement.