Form 10-Q
period 2006-05-31
CARNIVAL PLC; CARNIVAL CORP
filed 2006-06-30
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549
                                       FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 1-9610                Commission file number: 1-15136

      Carnival Corporation                              Carnival plc
   ---------------------------                  ---------------------------
  (Exact name of registrant as                 (Exact name of registrant as
    specified in its charter)                    specified in its charter)

      Republic of Panama                               England and Wales
  ------------------------------               ------------------------------
 (State or other jurisdiction of              (State or other jurisdiction of
   incorporation or organization)              incorporation or organization)

          59-1562976                                   98-0357772
       -----------------                            -----------------
       (I.R.S. Employer                              (I.R.S. Employer
      Identification No.)                          Identification No.)

  3655 N.W. 87th Avenue                      Carnival House, 5 Gainsford Street,
Miami, Florida  33178-2428                     London SE1 2NE, United Kingdom
--------------------------                     ------------------------------
  (Address of principal                            (Address of principal
    executive offices)                               executive offices)
       (Zip Code)                                       (Zip Code)

       (305) 599-2600                               011 44 20 7940 5381
 -----------------------------                -----------------------------
(Registrant's telephone number,              (Registrant's telephone number,
     including area code)                          including area code)

            None                                            None
 ---------------------------                     ---------------------------
(Former name, former address                    (Former name, former address
 and former fiscal year, if                      and former fiscal year, if
 changed since last report)                      changed since last report)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated filers |X| Accelerated filers |_| Non-Accelerated filers |_|

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

   At June 26, 2006 Carnival           At June 26, 2006, Carnival plc had
   Corporation had outstanding         outstanding 212,698,642 Ordinary Shares
   626,743,467 shares of Common        $1.66 par value, one Special Voting
   Stock, $.01 par value.              Share, GBP 1.00 par value and 626,743,467
                                       Trust Shares of beneficial interest in
                                       the P&O Princess Special Voting Trust.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in millions, except per share data)

                                                 Six Months         Three Months
                                                Ended May 31,       Ended May 31,
                                              -----------------   -----------------
                                               2006      2005      2006      2005
                                              -------   -------   -------   -------
                                               (Notes 1 & 2)                (Notes
                                                                            1 & 2)
Revenues
  Cruise
    Passenger tickets                         $ 3,930   $ 3,746   $ 2,020   $ 1,903
    Onboard and other                           1,139     1,110       600       566
  Other                                            56        58        42        47
                                              -------   -------   -------   -------
                                                5,125     4,914     2,662     2,516
                                              -------   -------   -------   -------

Costs and Expenses
  Operating
    Cruise
      Commissions, transportation and other       813       803       405       380
      Onboard and other                           198       193       101        96
      Payroll and related                         560       547       288       278
      Food                                        311       304       159       151
      Fuel                                        461       302       247       169
      Other ship operating                        740       704       383       374
    Other                                          53        53        37        40
                                              -------   -------   -------   -------
    Total                                       3,136     2,906     1,620     1,488
  Selling and administrative                      720       678       354       342
  Depreciation and amortization                   472       446       240       224
                                              -------   -------   -------   -------
                                                4,328     4,030     2,214     2,054
                                              -------   -------   -------   -------

Operating Income                                  797       884       448       462
                                              -------   -------   -------   -------
Nonoperating (Expense) Income
  Interest income                                  12         9         5         6
  Interest expense, net of
    capitalized interest                         (151)     (168)      (75)      (82)
  Other (expense) income, net                     (16)        8        (1)        2
                                              -------   -------   -------   -------
                                                 (155)     (151)      (71)      (74)
                                              -------   -------   -------   -------

Income Before Income Taxes                        642       733       377       388

Income Tax (Expense) Benefit, Net                 (11)        3         3
                                              -------   -------   -------   -------

Net Income                                    $   631   $   736   $   380   $   388
                                              =======   =======   =======   =======

Earnings Per Share
  Basic                                       $  0.78   $  0.92   $  0.47   $  0.48
                                              =======   =======   =======   =======
  Diluted                                     $  0.77   $  0.89   $  0.46   $  0.47
                                              =======   =======   =======   =======

Dividends Per Share                           $  0.50   $  0.35   $  0.25   $  0.20
                                              =======   =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in millions, except par values)

                                                         May 31,   November 30,
ASSETS                                                    2006         2005
                                                        --------   ------------
                                                                      (Notes
                                                                      1 & 2)
Current Assets
  Cash and cash equivalents                             $    570   $      1,178
  Short-term investments                                      13              9
  Trade and other receivables, net                           405            430
  Inventories                                                278            250
  Prepaid expenses and other                                 240            254
                                                        --------   ------------
    Total current assets                                   1,506          2,121
                                                        --------   ------------

Property and Equipment, Net                               22,772         21,312

Goodwill                                                   3,290          3,206

Trademarks                                                 1,308          1,282

Other Assets                                                 428            428
                                                        --------   ------------
                                                        $ 29,304   $     28,349
                                                        ========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                 $    767   $        300
  Current portion of long-term debt                          217          1,042
  Convertible debt subject to current put option             218            283
  Accounts payable                                           411            477
  Accrued liabilities and other                              946          1,032
  Customer deposits                                        2,953          2,051
                                                        --------   ------------
    Total current liabilities                              5,512          5,185
                                                        --------   ------------

Long-Term Debt                                             6,045          5,727

Other Long-Term Liabilities and Deferred Income              652            554

Contingencies (Note 5)

Shareholders' Equity

  Common stock of Carnival Corporation; $.01 par
    value; 1,960 shares authorized; 640 shares at 2006
    and 639 shares at 2005 issued                              6              6
  Ordinary shares of Carnival plc; $1.66 par value;
    226 shares authorized; 213 shares at 2006 and
    212 shares at 2005 issued                                353            353
  Additional paid-in capital                               7,418          7,381
  Retained earnings                                       10,369         10,141
  Unearned stock compensation                                               (13)
  Accumulated other comprehensive income                     473            159
  Treasury stock; 10 at 2006 and 2 shares at 2005
    of Carnival Corporation and 42 shares
    of Carnival plc at 2006 and 2005, at cost             (1,524)        (1,144)
                                                        --------   ------------
      Total shareholders' equity                          17,095         16,883
                                                        --------   ------------
                                                        $ 29,304   $     28,349
                                                        ========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in millions)

                                                       Six Months Ended May 31,
                                                       ------------------------
                                                         2006            2005
                                                       ----------     ---------
                                                                       (Notes
                                                                       1 & 2)
OPERATING ACTIVITIES
Net income                                             $      631     $     736
Adjustments to reconcile net income to
  net cash provided by operating activities
    Depreciation and amortization                             472           446
    Share-based compensation                                   34             7
    Non-cruise investment write-down                           10
    Accretion of original issue discount                        5            11
    Other                                                      (1)            3
Changes in operating assets and liabilities
    Receivables                                                38           (97)
    Inventories                                               (22)          (15)
    Prepaid expenses and other                                 (8)          (60)
    Accounts payable                                          (75)          (21)
    Accrued and other liabilities                             (64)           21
    Customer deposits                                         865           730
                                                       ----------     ---------
      Net cash provided by operating activities             1,885         1,761
                                                       ----------     ---------

INVESTING ACTIVITIES
Additions to property and equipment                        (1,483)       (1,109)
Purchases of short-term investments                            (4)         (556)
Sales of short-term investments                                             270
Other, net                                                      3             2
                                                       ----------     ---------
      Net cash used in investing activities                (1,484)       (1,393)
                                                       ----------     ---------

FINANCING ACTIVITIES
Principal repayments of long-term debt                       (959)         (786)
Purchases of treasury stock                                  (473)          (30)
Proceeds from (repayments of) short-term
  borrowings, net                                             431           (89)
Dividends paid                                               (404)         (241)
Proceeds from issuance of long-term debt                      352           823
Proceeds from exercise of stock options                        36            37
Other                                                          (1)           (1)
                                                       ----------     ---------
      Net cash used in financing activities                (1,018)         (287)
                                                       ----------     ---------
Effect of exchange rate changes on cash and cash
  equivalents                                                   9            (3)
                                                       ----------     ---------
      Net (decrease) increase in cash and cash
        equivalents                                          (608)           78
Cash and cash equivalents at beginning of period            1,178           643
                                                       ----------     ---------
Cash and cash equivalents at end of period             $      570     $     721
                                                       ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                           CARNIVAL CORPORATION & PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate as a dual listed company ("DLC"), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation's articles of incorporation and by-laws and Carnival plc's memorandum of association and articles of association. The two companies have retained their separate legal identities; however, they operate as if they were a single economic enterprise.

      The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as "Carnival Corporation & plc," "our," "us," and "we."

      The accompanying consolidated balance sheet at May 31, 2006, the consolidated statements of operations for the six and three months ended May 31, 2006 and 2005 and the consolidated statements of cash flows for the six months ended May 31, 2006 and 2005 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2005 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

      Our sale to passengers of air and other transportation to and from our ships and the related cost of purchasing this service is recorded as cruise passenger ticket revenues and cruise transportation costs, respectively, in the accompanying Consolidated Statements of Operations. The proceeds that we collect on behalf of independently owned shore excursion operators and other onboard concessionaires, net of the amounts remitted to them, are recorded as concession revenues, on a net basis, in onboard and other cruise revenues. Transportation and shore excursion revenues and costs are recognized upon completion for voyages with durations of ten nights or less, and on a pro rata basis for voyages in excess of ten nights.

      We have reclassified certain statements of operations, cash flows and balance sheet prior period amounts to conform them to the current period presentation primarily as a result of our adopting a new chart of accounts in conjunction with our initial implementation in the 2006 second quarter of a new worldwide accounting system. During the implementation of our global chart of accounts we identified certain classification differences among our operating subsidiaries. Accordingly, we have recorded appropriate reclassifications in the prior periods to improve comparability.

NOTE 2 - Dry-docking

      During the second quarter of 2006 we elected to change our method of accounting for dry-dock costs from the deferral method, under which we amortized our deferred dry-dock costs over the estimated period of benefit between dry-docks, to the direct expense method, under which we expense all dry-dock costs as incurred. We believe the direct method is preferable as it eliminates the significant amount of time and subjectivity that is needed in determining which costs and activities related to dry-docking should be deferred. In connection with adopting this change in accounting policy, we elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections", which requires that we report changes in accounting policy by retrospectively applying new policies to all prior periods presented, unless it is impractical to determine the prior period impacts. Accordingly, we have adjusted our previously reported financial information for all periods presented for this change in dry-dock policy. The effects of this change in accounting policy were as follows (in millions, except for earnings per share):

Consolidated Statement of Operations

                                                         Six Months Ended May 31,
                                                 2006                                 2005
                                 -----------------------------------    -------------------------------
                                   Deferral      Direct     Effect      Deferral    Direct     Effect
                                 Method(a) (b)   Method    of Change    Method(a)   Method    of Change
                                 -------------   -------   ---------    ---------   -------   ---------
Other ship operating expenses    $         691   $   740   $      49    $    687    $   704   $      17
Net income                       $         680   $   631   $     (49)   $    753    $   736   $     (17)
Earnings per share
   Basic                         $        0.84   $  0.78   $   (0.06)   $   0.94    $  0.92   $   (0.02)
                                 =============   =======   =========    =========   =======   =========
   Diluted                       $        0.83   $  0.77   $   (0.06)   $   0.91    $  0.89   $   (0.02)
                                 =============   =======   =========    =========   =======   =========

                                                      Three Months Ended May 31,
                                                2006                                 2005
                                 ----------------------------------    -------------------------------
                                   Deferral      Direct      Effect     Deferral    Direct     Effect
                                   Method(b)     Method    of Change    Method(a)   Method    of Change
                                 -------------   -------   ---------    ---------   -------   ---------
Other ship operating expenses    $         363   $   383   $      20    $     354   $   374   $      20
Net income                       $         400   $   380   $     (20)   $     408   $   388   $     (20)
Earnings per share
   Basic                         $        0.50   $  0.47   $   (0.03)   $    0.51   $  0.48   $   (0.03)
                                 =============   =======   =========    =========   =======   =========
   Diluted                       $        0.48   $  0.46   $   (0.02)   $    0.49   $  0.47   $   (0.02)
                                 =============   =======   =========    =========   =======   =========

Consolidated Balance Sheets

                                            May 31, 2006                      November 30, 2005
                                 ----------------------------------    -------------------------------
                                   Deferral      Direct     Effect      Deferral    Direct     Effect
                                   Method(b)     Method    of Change    Method(a)   Method    of Change
                                 -------------   -------   ---------    ---------   -------   ---------
Prepaid expenses and other                                              $     343   $   254   $     (89)
Other assets                     $         569   $   428   $    (141)
Retained earnings                $      10,510   $10,369   $    (141)   $  10,233   $10,141   $     (92)

(a) In order to simplify comparisons, the amounts shown under the previously reported deferral method have been adjusted to include the reclassifications that were made as a result of our adopting a new chart of accounts (see Note 1).

(b) The amounts disclosed under the deferral method for the six and three month periods ended May 31, 2006 and at May 31, 2006 are based on the estimated effect of not changing our dry-dock accounting method to the direct expense method for these current periods. Accordingly, these estimated current period amounts have not been previously reported, but are being disclosed in accordance with the requirements of SFAS No. 154.

      In addition, retained earnings at November 30, 2004 decreased by $88 million to $8.54 billion from $8.62 billion, as a result of this change in accounting method.

NOTE 3 - Share-Based Compensation

      Effective December 1, 2005, we adopted the provisions of SFAS No. 123(revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 1, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of, December 1, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (ii) all share-based payments granted subsequent to November 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period, when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123(R), we are required to estimate the amount of expected forfeitures, which we estimate based on historical pre-vesting forfeiture experience, when calculating compensation cost, instead of accounting for forfeitures as incurred, which was our previous method. As of December 1, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. The effect of adopting SFAS 123(R) has been to reduce our net income by approximately $27 million and $11 million and our basic and diluted earnings per share by $0.03 and $0.01 for the six and three months ended May 31, 2006, respectively. Prior periods are not restated under this transition method.

      Prior to December 1, 2005, we accounted for share-based compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our noncompensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock/ ordinary shares at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our pro forma net income and pro forma earnings per share for 2005 would have been as follows (in millions, except per share amounts):

                                                      Six Months Ended   Three Months Ended
                                                        May 31, 2005        May 31, 2005
                                                      ----------------   ------------------
Net income, as reported                               $      736         $       388
Share-based compensation expense included in
   net income, as reported                                     6                   3
Total share-based compensation expense determined
   under the fair value-based method for all awards          (35)                (18)
                                                      ----------         -----------
Pro forma net income for basic earnings per share            707                 373
Interest on dilutive convertible notes                        25                  12
                                                      ----------         -----------
Pro forma net income for diluted earnings per share   $      732         $       385
                                                      ==========         ===========
Earnings per share
   Basic
      As reported                                     $     0.92         $      0.48
                                                      ==========         ===========
      Pro forma                                       $     0.88         $      0.46
                                                      ==========         ===========
  Diluted
      As reported                                     $     0.89         $      0.47
                                                      ==========         ===========
      Pro forma                                       $     0.86         $      0.45
                                                      ==========         ===========

Stock Incentive Plans

      We issue our share-based compensation awards under Carnival Corporation and Carnival plc stock plans, which have an aggregate of 40.7 million shares available for future grant at May 31, 2006. These plans allow us to issue stock options, restricted stock units and nonvested stock awards (collectively "incentive awards"). Incentive awards are primarily granted to management level employees and members of our Board of Directors. The plans are administered by a committee of our independent directors (the "Committee"), that determines who is eligible to participate, the number of shares for which incentive awards are to be granted and the amounts that may be exercised within a specified term. These plans allow us to fulfill our incentive award obligations using shares purchased in the open market, or with unissued or treasury shares. The total share-based compensation expense was $34 million and $14 million for the six and three months ended May 31, 2006, of which $29 million and $11 million has been included in the Consolidated Statements of Operations as selling, general and administrative expenses and $5 million and $3 million as cruise payroll expenses, respectively.

      Stock Option Plans

      The stock option exercise price is generally set by the Committee at 100% or more of the fair market value of the underlying common stock/ordinary shares on the date the option is granted. All stock options granted during the six and three months ended May 31, 2006 and

2005 were granted at an exercise price per share equal to or greater than the fair market value of the Carnival Corporation common stock and Carnival plc ordinary shares on the date of grant. Generally employee options either vest evenly over five years or at the end of three years. Our employee options granted prior to October 2005 have a ten-year term and those options granted thereafter have a seven-year term. Carnival Corporation director options granted subsequent to fiscal 2000 vest evenly over five years and have a ten-year term.

      As permitted by SFAS No. 123 and SFAS No. 123(R), the fair values of options were estimated using the Black-Scholes option-pricing model. The Black-Scholes weighted-average values and assumptions were as follows:

                                       Six Months ended May 31,    Three Months ended May 31,
                                       ------------------------    --------------------------
                                          2006          2005           2006          2005
                                       ----------   -----------    -----------   ------------
Fair value of options at the
   dates of grant                      $    12.62   $     14.17    $     11.21   $      14.12
                                       ==========   ===========    ===========   ============
Risk free interest rate(a)                   4.24%         3.89%          4.85%          4.43%
                                       ==========   ===========    ===========   ============
Expected dividend yield                      2.20%         1.55%          2.57%          1.85%
                                       ==========   ===========    ===========   ============
Expected volatility(b)                       26.5%         27.0%          26.5%          27.0%
                                       ==========   ===========    ===========   ============
Expected option life (in years)(c)           4.75          4.69           4.75           5.08
                                       ==========   ===========    ===========   ============

(a) The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

(b) In addition to the historical volatility we also consider the implied volatilities derived from our exchange traded options and convertible notes in determining our expected volatility assumption since we believe these implied market volatilities should be considered in estimating our expected future volatilities.

(c) The average expected life was based on the contractual term of the option and expected employee exercise behavior.

      A combined summary of Carnival Corporation and Carnival plc stock option activity during the six months ended May 31, 2006 was as follows:

                                            Weighted-     Weighted-Average     Aggregate
                                             Average         Remaining         Intrinsic
                            Shares       Exercise Price   Contractual Term      Value(a)
                          -----------    --------------   ----------------   -------------
                                                            (in years)       (in millions)
Outstanding at
   November 30, 2005       20,058,252        $39.15
Granted                       676,512        $58.45
Exercised                  (1,277,106)       $29.36
Forfeited or expired         (462,532)       $40.57
                          -----------
Outstanding at
   May 31, 2006            18,995,126        $40.96             6.4               $91
                          ===========
Exercisable at
   May 31, 2006             9,482,012        $37.09                               $67

(a) The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price as of May 31, 2006.

      As of the dates of exercise, the total intrinsic value of options exercised were $31 million ($26 million in 2005) and $4 million ($9 million in 2005) for the six and three months ended May 31, 2006, respectively. As of May 31, 2006, there was $93 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

      Nonvested Stock and Restricted Stock Units

      Nonvested stock generally has the same rights as Carnival Corporation common stock, except for transfer restrictions and forfeiture provisions. In prior periods, unearned stock compensation was recorded within shareholders' equity at the date of award based on the quoted market price of the Carnival Corporation common stock on the date of grant. Upon adoption of SFAS No. 123(R), the $13 million of unearned stock compensation as of November 30, 2005 was required to be charged against additional paid-in capital. Nonvested stock is amortized to expense using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date. These shares have been granted to certain officers and non-executive board members and either have three or five-year cliff vesting or vest evenly over five years after the grant date.

      In addition, Carnival Corporation and Carnival plc grant restricted stock units ("RSUs"), which do not have an exercise price, and either vest evenly over five years or at the end of three or five years after the grant date. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Carnival Corporation or Carnival plc shares on the date of grant, and is expensed using the straight-line method from the grant date through the earlier of the vesting date or the employees' estimated retirement eligibility date.

      During the six months ended May 31, 2006 the nonvested stock and RSUs activity was as follows:

                                 Nonvested Stock           Restricted Stock Units
                          ---------------------------   ----------------------------
                                          Weighted-                    Weighted-
                                          Average                       Average
                                         Grant Date                    Grant Date
                           Shares        Fair Value      Shares        Fair Value
                          --------     --------------   -------     ----------------
Outstanding at
   November 30, 2005       966,417         $36.28       159,117          $44.56
Granted                    110,000         $53.71       274,022          $52.21
Vested                    (203,667)        $30.84       (47,319)         $30.07
Forfeited                                                (4,874)         $51.80
                          --------                      -------
Outstanding at
   May 31, 2006            872,750         $39.74       380,946          $51.89
                          ========                      =======

      As of May 31, 2006, there was $25 million of total unrecognized compensation cost related to nonvested stock and RSUs. This cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 4 - Debt

      During the six months ended May 31, 2006 $69 million of our zero-coupon convertible notes were converted into 2.1 million shares of Carnival Corporation common stock, of which 1.9 million shares were issued from treasury stock.

      The Carnival Corporation common stock trigger price of $43.05, which is required to be met in order to allow the conversion of the Carnival Corporation 2% convertible notes, was not met for the defined duration of time in the second quarter of fiscal 2006 and, accordingly, these notes are not convertible during the third quarter of fiscal 2006.

      In May 2006, we borrowed $352 million under an unsecured term loan facility, which proceeds were used to pay a portion of the Crown Princess purchase price. This facility bears interest at 4.51% and is repayable in semi-annual installments through May 2018.

NOTE 5 - Contingencies

      Litigation

      As of May 31, 2006, five separate actions had been filed against either Carnival Corporation or Princess Cruise Lines, Ltd. in the U.S. on behalf of some current and former crew members alleging that Carnival Cruise Lines and Princess Cruises failed to timely pay the plaintiffs for overtime and other wages due (the "Wage Actions"). These actions generally seek payment of (i) damages for breach of contract or restitution for back wages, (ii) damages under the Seaman's Wage Act and (iii) interest. In May 2006, we entered into a settlement agreement for the two cases pending against Carnival Corporation, which is subject to final court approval. There can be no assurance that such approval will be obtained. However, the court has granted preliminary approval of the settlement. The settlement agreement requires us to establish a settlement fund, the ultimate net amount of which was estimated and recorded as an expense in the first quarter of 2006. The ultimate outcomes of the remaining actions cannot be determined at this time. However, we believe that we have meritorious defenses to these remaining claims and we intend to vigorously defend these actions.

      In January 2006, an action was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in New York on behalf of James Jacobs and a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The action seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. In the event that an award is given in favor of the plaintiffs, the amount of damages, if any, which Carnival Corporation and its subsidiaries and affiliates would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

      In 2002 and 2004, two actions (collectively, the "Facsimile Complaints") were filed against Carnival Corporation on behalf of purported classes of persons who received unsolicited advertisements via facsimile, alleging that Carnival Corporation and other defendants distributed unsolicited advertisements via facsimile in contravention of the U.S. Telephone Consumer Protection Act. The plaintiffs seek to enjoin the sending of unsolicited facsimile advertisements and statutory damages. The advertisement referred to in the 2002 Facsimile Complaint that referenced a Carnival Cruise Line product was not sent by Carnival Corporation, but rather was distributed by a professional faxing company at the behest of a third party travel agency. The faxes involved in the 2004 case were sent to a travel agency with whom we had conducted business. We do not advertise directly to the traveling public through the use of facsimile transmission. The ultimate outcomes of the Facsimile Complaints cannot be determined at this time. However, we believe that we have meritorious defenses and we will continue to vigorously defend these actions.

      Costa Cruises ("Costa") instituted arbitration proceedings in Italy in 2000 to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Costa also gave notice of termination of the contract in January 2001. It is expected that the arbitration tribunal's decision will be made by February 2007 at the latest. In the event that an award is given in favor of Cammell Laird, the amount of damages, if any, which Costa would have to pay, is not currently determinable. The ultimate outcome of this matter cannot be determined at this time.

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

      Contingent Obligations

      At May 31, 2006, Carnival Corporation had contingent obligations totaling approximately $1.1 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations were considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make any payments under these contingent obligations in the remote event of nonperformance by these financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from a AA rated financial institution for $278 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to move the funds being held by those institutions to other financial institutions whose credit ratings are AA- or above. If Carnival Corporation's credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $78 million, or alternatively provide mortgages in the aggregate amount of $78 million on two of its ships.

      In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of May 31, 2006, have to pay a total of $171 million in stipulated damages. As of May 31, 2006, $180 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

      War Risk Insurance

      During the first quarter of fiscal 2006 we obtained additional war risk insurance, subject to coverage limits, deductibles and exclusions for claims such as those arising from chemical and biological attacks, to cover damage or loss to all of our 36 previously uninsured ships, including terrorist risks. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the policies will be cancelled.

NOTE 6 - Comprehensive Income

      Comprehensive income was as follows (in millions):

                                                            Six Months      Three Months
                                                           Ended May 31,    Ended May 31,
                                                           -------------    -------------
                                                           2006    2005     2006    2005
                                                           -----   -----    -----   -----
Net income                                                 $ 631   $ 736    $ 380   $ 388
Items included in accumulated other comprehensive income
   Foreign currency translation adjustment                   299    (177)     290    (174)
   Changes related to cash flow derivative hedges             15      (6)      11     (17)
                                                           -----   -----    -----   -----
Total comprehensive income                                 $ 945   $ 553    $ 681   $ 197
                                                           =====   =====    =====   =====

NOTE 7 - Segment Information

      Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including products and services they provide. Our other segment primarily represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

      Selected segment information for our cruise and other segments was as follows (in millions):

                                              Six Months Ended May 31,
                            ------------------------------------------------------------
                                                     Selling    Depreciation   Operating
                                       Operating   and admin-       and         income
                            Revenues    expenses    istrative   amortization     (loss)
                            --------   ---------   ----------   ------------   ---------
2006
Cruise                      $  5,069   $   3,083     $  698        $  456        $ 832
Other                             70          67         22            16          (35)
Intersegment elimination         (14)        (14)
                            --------   ---------     ------        ------        -----
                            $  5,125   $   3,136     $  720        $  472        $ 797
                            ========   =========     ======        ======        =====

2005
Cruise                      $  4,856   $   2,853     $  654        $  432        $ 917
Other                             72          67         24            14          (33)
Intersegment elimination         (14)        (14)
                            --------   ---------     ------        ------        -----
                            $  4,914   $   2,906     $  678        $  446        $ 884
                            ========   =========     ======        ======        =====

                                              Three Months Ended May 31,
                            ------------------------------------------------------------
                                                     Selling    Depreciation   Operating
                                       Operating   and admin-       and         income
                            Revenues   expenses    istrative    amortization     (loss)
                            --------   ---------   ----------   ------------   ---------
2006
Cruise                      $  2,620   $   1,583     $  343        $  232        $ 462
Other                             54          49         11             8          (14)
Intersegment elimination         (12)        (12)
                            --------   ---------     ------        ------        -----
                            $  2,662   $   1,620     $  354        $  240        $ 448
                            ========   =========     ======        ======        =====

2005
Cruise                      $  2,469   $   1,448     $  327        $  217        $ 477
Other                             60          53         15             7          (15)
Intersegment elimination         (13)        (13)
                            --------   ---------     ------        ------        -----
                            $  2,516   $   1,488     $  342        $  224        $ 462
                            ========   =========     ======        ======        =====

NOTE 8 - Earnings Per Share

      Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

                                                        Six Months       Three Months
                                                      Ended May 31,     Ended May 31,
                                                     ---------------   ---------------
                                                      2006     2005     2006     2005
                                                     ------   ------   ------   ------
Net income                                           $  631   $  736   $  380   $  388
Interest on dilutive convertible notes                   18       25        9       12
                                                     ------   ------   ------   ------
Net income for diluted earnings per share            $  649   $  761   $  389   $  400
                                                     ======   ======   ======   ======

Weighted-average common and ordinary
  shares outstanding                                    807      805      805      805
Dilutive effect of convertible notes                     33       44       33       44
Dilutive effect of stock plans                            3        6        2        5
                                                     ------   ------   ------   ------
Diluted weighted-average shares
  outstanding                                           843      855      840      854
                                                     ======   ======   ======   ======

Basic earnings per share                             $ 0.78   $ 0.92   $ 0.47   $ 0.48
                                                     ======   ======   ======   ======
Diluted earnings per share                           $ 0.77   $ 0.89   $ 0.46   $ 0.47
                                                     ======   ======   ======   ======

      Options to purchase 3.5 million (2.2 million in 2005) and 5.5 million (2.2 million in 2005) shares for the six and three months ended May 31, 2006, respectively, were excluded from our diluted earnings per share computation since the effect of including them was anti-dilutive.

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

      Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day ("ALBD"), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

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

  - accidents, unusual weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures, which could cause the alteration of itineraries or cancellation of a cruise or series of cruises and the impact of the spread of contagious diseases), affecting the health, safety, security and vacation satisfaction of passengers;

  - changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

  - our ability to implement our shipbuilding programs and brand strategies and to continue to expand our business worldwide;

  - our future operating cash flow may not be sufficient to fund future obligations and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;

  - our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

  - the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and fuel, food, payroll, insurance and security costs;

  -   the impact of pending or threatened litigation;

  - changes in the environmental, health, safety, security, tax and other regulatory regimes under which we operate, including the implementation of U.S. regulations requiring U.S. citizens to obtain passports for travel to or from additional foreign destinations;

  -   continued availability of attractive port destinations;

  -   our ability to successfully implement cost reduction plans; and

  - continuing financial viability of our travel agent distribution system and air service providers.

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

Key Performance Indicators and Critical Accounting Estimates

      We use net cruise revenues per ALBD ("net revenue yields") and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. We believe that net revenue yields are commonly used in the cruise industry to measure a company's cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use "net cruise revenues" rather than "gross cruise revenues." We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined, except for the impact of changing prices.

      Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. In calculating net cruise costs, we exclude the same variable costs that are included in the calculation of net cruise revenues. This is done to avoid duplicating these variable costs in these two non-GAAP financial measures.

      In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year's comparable period rates, or on a "constant dollar basis," in order to remove the impact of changes in exchange rates on our non-U.S. cruise operations. We believe that this is a useful measure indicating the actual growth of our operations in a fluctuating exchange rate environment.

      On a constant dollar basis, net cruise revenues and net cruise costs would be $4.12 billion and $2.82 billion for the six months ended May 31, 2006 and $2.14 billion and $1.44 billion for the three months ended May 31, 2006, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $5.16 billion and $3.86 billion for the six months ended May 31, 2006 and $2.65 billion and $1.95 billion for the three months ended May 31, 2006, respectively. In addition to our two non-GAAP financial measures discussed above, our non-U.S. cruise operations' depreciation and net interest expense were impacted by the changes in exchange rates for the six and three months ended May 31, 2006 compared to the prior periods' rates.

      All the prior periods financial information presented herein have been adjusted to reflect the retrospective application of the change in our method of accounting for dry-dock costs and for certain reclassifications, as more fully discussed in Notes 1 and 2 in the accompanying financial statements.

      For a discussion of our critical accounting estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Carnival Corporation & plc's 2005 joint Annual Report on Form 10-K.

Outlook for the Remainder of 2006

      As of June 16, 2006 we said that we expected our diluted earnings per share for the third quarter of 2006 would be approximately $1.45 to $1.47 and approximately $2.65 to $2.75 for the 2006 full year. Our guidance was based on the then current forward fuel price curve of $364 per metric ton for the third quarter of 2006 and $366 per metric ton for the last half of fiscal 2006. In addition, this guidance was also based on currency exchange rates of $1.29 to the euro and $1.88 to sterling.

      The year-over-year percentage increase in our ALBD capacity, resulting from new ships entering service, is expected to be 5.1%, 5.8% and 4.6% for the third and fourth quarters and full year of 2006, respectively, based on ships currently on order.

Seasonality

      Our revenue from the sale of passenger tickets is seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for dry-docking, which we typically schedule during non-peak demand periods. Substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

      Selected information was as follows:

                                                Six Months Ended May 31,       Three Months Ended May 31,
                                              ----------------------------    ----------------------------
                                                 2006(a)          2005            2006            2005
                                              ------------    ------------    ------------    ------------
Passengers carried (in thousands)                    3,225           3,306           1,708           1,687
                                              ============    ============    ============    ============
Occupancy percentage                                 104.8%          104.3%          105.4%          104.8%
                                              ============    ============    ============    ============
Fuel cost per metric ton                      $        336    $        222    $        354    $        248
                                              ============    ============    ============    ============

(a) Passengers carried in 2006 are lower than 2005 because 2006 does not include any passengers for the three ships chartered to the Military Sealift Command ("MSC") in the 2006 first quarter in connection with the Hurricane Katrina relief efforts. Occupancy percentage includes the three ships chartered to the MSC at 100% occupancy.

      Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

                                                Six Months Ended May 31,       Three Months Ended May 31,
                                              ----------------------------    ----------------------------
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
                                                         (in millions, except ALBDs and yields)
Cruise revenues
   Passenger tickets                          $      3,930    $      3,746    $      2,020    $      1,903
   Onboard and other                                 1,139           1,110             600             566
                                              ------------    ------------    ------------    ------------
Gross cruise revenues                                5,069           4,856           2,620           2,469
Less cruise costs
   Commissions, transportation and other              (813)           (803)           (405)           (380)
   Onboard and other                                  (198)           (193)           (101)            (96)
                                              ------------    ------------    ------------    ------------
Net cruise revenues                           $      4,058    $      3,860    $      2,114    $      1,993
                                              ============    ============    ============    ============

ALBDs                                           24,179,420      23,298,274      12,242,982      11,711,830
                                              ============    ============    ============    ============

Gross revenue yields                          $     209.63    $     208.45    $     214.00    $     210.79
                                              ============    ============    ============    ============

Net revenue yields                            $     167.78    $     165.68    $     172.63    $     170.11
                                              ============    ============    ============    ============

      Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

                                                Six Months Ended May 31,       Three Months Ended May 31,
                                              ----------------------------    ----------------------------
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
                                                     (in millions, except ALBDs and costs per ALBD)
Cruise operating expenses                     $      3,083    $      2,853    $      1,583    $      1,448
Cruise selling and administrative expenses             698             654             343             327
                                              ------------    ------------    ------------    ------------
Gross cruise costs                                   3,781           3,507           1,926           1,775
Less cruise costs included in net cruise
  revenues
      Commissions, transportation and other           (813)           (803)           (405)           (380)
      Onboard and other                               (198)           (193)           (101)            (96)
                                              ------------    ------------    ------------    ------------
Net cruise costs                              $      2,770    $      2,511    $      1,420    $      1,299
                                              ============    ============    ============    ============

ALBDs                                           24,179,420      23,298,274      12,242,982      11,711,830
                                              ============    ============    ============    ============

Gross cruise costs per ALBD                   $     156.40    $     150.50    $     157.35    $     151.56
                                              ============    ============    ============    ============

Net cruise costs per ALBD                     $     114.54    $     107.73    $     115.98    $     110.87
                                              ============    ============    ============    ============

Six Months Ended May 31, 2006 ("2006") Compared to the Six Months Ended May 31, 2005 ("2005")

      Revenues

      Net cruise revenues increased $198 million, or 5.1%, to $4.06 billion in 2006 from $3.86 billion in 2005. The 3.8% increase in ALBDs between 2005 and 2006 accounted for $146 million of the increase, and the remaining $52 million was from increased net revenue yields, which increased 1.3% in 2006 compared to 2005 (gross revenue yields increased by 0.6%). Net revenue yields increased in 2006 primarily from higher cruise ticket prices and a 0.5% increase in occupancy, partially offset by the stronger U.S. dollar relative to the euro and sterling. In addition, net revenue yield in 2005 was reduced in part by the cancellation of the higher yielding P&O Cruises Aurora world cruise. The strengthening of the U.S. dollar against the euro and sterling had an impact on our net revenue yields in 2006 because a portion of our business is transacted in those currencies. Net revenue yields as measured on a constant dollar basis increased 2.9% in 2006. Gross cruise revenues increased $213 million, or 4.4%, in 2006 to $5.07 billion from $4.86 billion in 2005 for largely the same reasons as net cruise revenues.

      The charter of three ships to the MSC in the first quarter of 2006 resulted in lower onboard revenues and higher cruise ticket revenues because the charters did not generate onboard revenues as the entire charter price was recorded in passenger ticket revenues. Onboard and other revenues included concession revenues of $140 million in 2006 and $139 million in 2005.

      Costs and Expenses

      Net cruise costs increased $259 million, or 10.3%, to $2.77 billion in 2006 from $2.51 billion in 2005. The 3.8% increase in ALBDs between 2005 and 2006 accounted for $97 million of the increase, and the balance of $162 million was from increased net cruise costs per ALBD, which increased 6.3% in 2006 compared to 2005 (gross cruise costs per ALBD increased 3.9%). Net cruise costs per ALBD increased primarily due to a $114 increase in fuel cost per metric ton, or 51.5%, to $336 per metric ton in 2006, which resulted in an additional $157 million of expense, and a $27 million increase in share-based compensation expense, which was substantially all a result of the adoption of SFAS No. 123(R) (see Note 3 in the accompanying financial statements). This increase was partially offset by a stronger U.S. dollar relative to the euro and sterling in 2006. Net cruise costs per ALBD as measured on a constant dollar basis compared to 2005 increased 8.2% in 2006. On a constant dollar basis, net cruise costs per ALBD excluding increased fuel prices increased 2.3% compared to 2005 in large part because of the adoption of the new share-based compensation accounting standard, and increases in Mexican port costs caused by hurricane damages to our port facility in Cozumel. Gross cruise costs increased $274 million, or 7.8%, in 2006 to $3.78 billion from $3.51 billion in 2005 for largely the same reasons as net cruise costs.

      Depreciation and amortization expense increased by $26 million, or 5.8%, to $472 million in 2006 from $446 million in 2005 largely due to the 3.8% increase in ALBDs through the addition of new ships and ship improvement expenditures, partially offset by the impact of a stronger U.S. dollar.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, decreased $13 million to $156 million in 2006 from $169 million in 2005. This decrease was primarily due to lower average borrowings, partially offset by the impact of higher interest rates. Capitalized interest increased $7 million during 2006 compared to 2005 due primarily to higher average levels of investment in ship construction projects.

      Other expense in 2006 included a $10 million expense for the write-down of a non-cruise investment and a $5 million provision for a litigation reserve. Other income in 2005 included $7 million from the settlement of litigation associated with the DLC transaction.

      Income Taxes

      Income tax expense increased by $14 million from 2005 to $11 million in 2006 from a $3 million benefit in 2005 primarily because we recorded U.S. federal and state income taxes related to the MSC charter, which ended in early March 2006.

Three Months Ended May 31, 2006 ("2006") Compared to the Three Months Ended May 31, 2005 ("2005")

      Revenues

      Net cruise revenues increased $121 million, or 6.1%, to $2.11 billion in 2006 from $1.99 billion in 2005. The 4.5% increase in ALBDs between 2005 and 2006 accounted for $90 million of the increase, and the remaining $31 million was from increased net revenue yields, which increased 1.5% in 2006 compared to 2005 due to higher cruise ticket prices and onboard spending and a 0.6% increase in occupancy, partially offset by the stronger U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis, increased 2.6% in 2006. Gross cruise revenues increased $151 million, or 6.1%, in 2006 to $2.62 billion from $2.47 billion in 2005 for largely the same reasons as net cruise revenues. Onboard and other revenues included concession revenues of $74 million in 2006 and $70 million in 2005.

      Costs and Expenses

      Net cruise costs increased $121 million, or 9.3%, to $1.42 billion in 2006 from $1.30 billion in 2005. The 4.5% increase in ALBDs between 2005 and 2006 accounted for $60 million of the increase, and the balance of $61 million was from increased net cruise costs per ALBD, which increased 4.6% in 2006 compared to 2005 (gross cruise costs per ALBD increased 3.8%). Net cruise costs per ALBD increased primarily due to a $106 increase in fuel cost per metric ton, or 42.7%, to $354 per metric ton in 2006, which resulted in an additional $74 million of expense, and an $11 million increase in share-based compensation expense, which was substantially all a result of the adoption of SFAS No. 123(R). This increase was partially offset by a stronger U.S. dollar relative to the euro and sterling in 2006. Net cruise costs per ALBD as measured on a constant dollar basis compared to 2005 increased 5.9% in 2006. On a constant dollar basis, net cruise costs per ALBD excluding increased fuel prices increased 0.5% compared to 2005 in large part because of the adoption of the new share-based compensation accounting standard, and increases in Mexican port costs caused by hurricane damages to our port facility in Cozumel. Gross cruise costs increased $151 million, or 8.5%, in 2006 to $1.93 billion from $1.78 billion in 2005 for largely the same reasons as net cruise costs.

      Depreciation and amortization expense increased by $16 million, or 7.1%, to $240 million in 2006 from $224 million in 2005 largely due to the 4.5% increase in ALBDs through the addition of new ships and ship improvement expenditures, partially offset by the impact of a stronger U.S. dollar.

      Nonoperating (Expense) Income

      Net interest expense, excluding capitalized interest, decreased $2 million to $79 million in 2006 from $81 million in 2005. This decrease was primarily due to lower average borrowings, partially offset by the impact of higher interest rates. Capitalized interest increased $4 million during 2006 compared to 2005 due primarily to higher average levels of investment in ship construction projects.

Liquidity and Capital Resources

      Sources and Uses of Cash

      Our business provided $1.89 billion of net cash from operations during the six months ended May 31, 2006, an increase of $124 million, or 7.0%, compared to fiscal 2005. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

      During the six months ended May 31, 2006, our net expenditures for capital projects were $1.48 billion, of which $1.23 billion was spent for our ongoing new shipbuilding program, including $327 million and $410 million for the final delivery payments for Holland America Line's Noordam and Princess Cruises' Crown Princess, respectively. The remaining capital expenditures consisted primarily of $159 million for ship improvements and refurbishments, and $98 million for Alaska tour assets, cruise port facility developments and information technology assets.

      During the six months ended May 31, 2006, we borrowed $352 million to pay part of the Crown Princess purchase price, and we repaid $959 million of long-term debt, which included $873 million of Costa's indebtedness. We also paid cash dividends of $404 million during the first six months of fiscal 2006 and purchased $473 million of Carnival Corporation common stock in open market transactions.

      Future Commitments and Funding Sources

      Our contractual cash obligations remained generally unchanged at May 31, 2006 compared to November 30, 2005, including ship construction contracts entered into in December 2005, except for changes in our debt and the Noordam and Crown Princess delivery payments as noted above. As of November 30, 2005, we had contractual cash obligations on our variable-rate debt, including interest swapped from a fixed-rate to a variable rate, using the forward interest rate curve for the terms of the loans, as follows (in millions): $86, $73, $37, $29, $21 and $37 in fiscal 2006 through 2010 and thereafter, respectively.

      Subsequent to May 31, 2006, Costa Cruises entered into a new ship construction contract with Fincantieri for a 2,260 passenger ship, which has an estimated all-in cost of 420 million euros and is expected to enter service in spring 2009. In addition, in June 2006, AIDA Cruises entered into a new ship construction contract with Meyer Werft for a 2,050 passenger ship, which has an estimated all-in cost of 330 million euros and is expected to enter service in spring 2010. Finally, on June 30, 2006 we made our final delivery payment of 344 million euro for the Costa Concordia.


      At May 31, 2006, we had liquidity of $3.64 billion, which consisted of $583 million of cash, cash equivalents and short-term investments, $1.72 billion available for borrowing under our revolving credit facility and $1.34 billion under committed ship financing facilities. Our revolving credit facility matures in 2010. A key to our access to liquidity is the maintenance of our strong credit ratings.

      Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, dividend payments, working capital and other firm commitments. In addition, based on our future forecasted operating results and cash flows for fiscal 2006, we expect to be in compliance with our debt covenants during the remainder of fiscal 2006. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors including, but not limited to, those factors noted under "Cautionary Note Concerning Factors That May Affect Future Results." To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, we cannot be certain that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

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

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2006, that they were effective as described above.

      Changes in Internal Control over Financial Reporting

      During the three months ended May 31, 2006, we initiated our implementation of a new worldwide accounting system. We expect to substantially complete this implementation across all our existing reporting units over the next twelve months.

      There have been no other changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      A group of actions referred to as the Wage Actions was previously reported in our 2006 first quarter joint Quarterly Report on Form 10-Q. A settlement agreement was entered into for two of the Wage Actions pending against Carnival Corporation in the U.S. District Court for the Southern District of Florida, which is subject to final court approval. There can be no assurance that such approval will be obtained. However, the court has granted preliminary approval of the settlement. The settlement agreement requires us to establish a settlement fund.

      An action referred to as the Festival Action was previously reported in our 2006 first quarter joint Quarterly Report on Form 10-Q. As previously reported, Festival was declared bankrupt in May 2004. In March 2OO6, the Court of First Instance of the European Communities in Luxemburg ruled that it was not necessary to issue a judgment due to the bankruptcy of Festival and terminated the case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During the quarter ended May 31, 2006, purchases by Carnival Corporation of Carnival Corporation's equity securities that are registered by it pursuant to Section 12 of the Exchange Act were as follows:

                                                                     Maximum
                                                                 Dollar Value of
                                                                   Shares that
                                 Total                             May Yet Be
                               Number of                            Purchased
                                 Shares            Average          Under the
                              Purchased in       Price Paid         Plans or
       Period                Second Quarter       per Share        Programs(a)
---------------------        --------------      ----------      ---------------
                                                                  (in millions)

March 1, 2006 through
  March 31, 2006                  2,710,600      $    49.06      $           481
April 1, 2006 through
  April 30, 2006                  5,883,400      $    47.50      $           202
May 1, 2006 through
  May 31, 2006                    1,450,000      $    41.75      $           141
                             --------------
Total                            10,044,000      $    47.09
                             ==============

(a) During 2004 the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares commencing in 2005 subject to certain repurchase restrictions on Carnival plc shares. We completed this $1 billion repurchase program in June 2006. All shares repurchased through May 31, 2006 were repurchased pursuant to the 2004 publicly announced program. A second $1 billion authorization was approved by the Boards of Directors in June 2006 subject to certain restrictions. This program does not have an expiration date and may be discontinued by our Boards of Directors at any time. At June 28, 2006, the remaining availability pursuant to our 2006 share repurchase program was $989 million.

      During the six months ended May 31, 2006 $69 million of our zero-coupon convertible notes were converted into 2.1 million shares of Carnival Corporation common stock, of which 1.9 million shares were issued from treasury stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

      Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 4. Submission of Matters to a Vote of Security Holders.

      The annual meetings of shareholders of Carnival Corporation and Carnival plc were held on April 20, 2006 (the "Annual Meetings"). On all matters which came before the Annual Meetings, holders of Carnival Corporation common stock and Carnival plc ordinary shares were entitled to one vote for each share held. Proxies for 702,417,464 shares entitled to vote were received in connection with the Annual Meetings.

      The matters which were submitted to Carnival Corporation's and Carnival plc's shareholders for approval at the Annual Meetings and the tabulation of the votes with respect to each such matter were as follows:

Director Elections

                                                 Against/
Resolution/Proposal                  For       Withheld(a)   Abstained

To re-elect Micky Arison
as a director of
Carnival Corporation
and Carnival plc                 683,677,818    17,220,746   1,518,899

                                                 Against/
Resolution/Proposal                  For       Withheld(a)   Abstained

To re-elect Ambassador
Richard G. Capen, Jr.
as a director of
Carnival Corporation
and Carnival plc                 688,437,648    10,153,934   3,825,881

To re-elect Robert H.
Dickinson as a director
of Carnival Corporation
and Carnival plc                 683,286,990    17,535,791   1,594,682

To re-elect Arnold W.
Donald as a director of
Carnival Corporation
and Carnival plc                 688,416,088     9,859,547   4,141,828

To re-elect Pier Luigi
Foschi as a director of
Carnival Corporation
and Carnival plc                 691,252,413     9,474,009   1,691,042

To re-elect Howard S.
Frank as a director of
Carnival Corporation
and Carnival plc                 692,413,784     8,593,484   1,410,195

To re-elect Richard J. Glasier
as a director of
Carnival Corporation
and Carnival plc                 689,943,345     8,464,189   4,009,929

To re-elect Baroness Hogg
as a director of
Carnival Corporation
and Carnival plc                 697,941,763     4,428,903      46,797

To re-elect A. Kirk Lanterman
as a director of
Carnival Corporation
and Carnival plc                 678,315,785    15,354,268   8,747,411

To re-elect Modesto A.
Maidique as a director
of Carnival Corporation
and Carnival plc                 686,522,978    12,017,358   3,877,127

To re-elect Sir John Parker
as a director of
Carnival Corporation
and Carnival plc                 697,870,251     4,524,117      23,095

To re-elect Peter G. Ratcliffe
as a director of
Carnival Corporation
and Carnival plc                 695,886,405     4,844,178   1,686,880

                                                 Against/
Resolution/Proposal                  For       Withheld(a)   Abstained

To re-elect Stuart Subotnick
as a director of
Carnival Corporation
and Carnival plc                 686,352,943    12,117,589   3,946,932

To re-elect Uzi Zucker
as a director of
Carnival Corporation
and Carnival plc                 689,837,118     9,456,893   3,123,453

(a) A vote "Withheld" by a shareholder of Carnival Corporation is deemed to be a vote against the resolutions re-electing directors.

Other Matters                                                Abstained/     Broker
Resolution/Proposal                  For         Against     Withheld(b)   Non-Votes
To re-appoint the UK firm of
PricewaterhouseCoopers LLP
as independent auditors for
Carnival plc and to
ratify the selection of
the U.S. firm of
PricewaterhouseCoopers LLP as
the independent registered
certified public accounting
firm for Carnival Corporation    697,014,000     3,362,566    2,040,896        0

To authorize the audit
committee of the board
of directors of Carnival
plc to agree the remuneration
of the independent auditors      699,435,655       884,971    2,096,835        0

To receive the UK accounts of
Carnival plc and the
reports of the directors
and the auditors of Carnival
plc for the financial year
ended November 30, 2005          688,618,720     5,467,626    8,331,114        0

To approve directors'
remuneration report of
Carnival plc for the financial
year ended November 30, 2005     687,376,821    12,071,331    2,968,259        0

To approve limits
on the authority to allot
shares by Carnival plc           695,266,744     4,951,645    2,198,521        0

To approve the disapplication
of pre-emption rights for
Carnival plc shares              691,550,709     8,606,272    2,259,430        0

To approve a general authority
for Carnival plc to buy back
Carnival plc ordinary shares
in the open market               697,926,819     2,277,493    2,213,149        0

(b) An "Abstained" vote by a shareholder of Carnival Corporation means "Withheld" for this purpose (a vote neither for nor against the resolution).

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

      12    Ratio of Earnings to Fixed Charges.

      18 Preferability letter for change in dry-dock accounting principle from PricewaterhouseCoopers LLP, dated June 29, 2006.

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

CARNIVAL CORPORATION                      CARNIVAL PLC

By: /s/ Micky Arison                      By: /s/ Micky Arison
    ----------------                          ----------------
Micky Arison                              Micky Arison
Chairman of the Board of Directors        Chairman of the Board of Directors
and Chief Executive Officer               and Chief Executive Officer

By: /s/ Howard S. Frank                   By: /s/ Howard S. Frank
    --------------------                      -------------------
Howard S. Frank                           Howard S. Frank
Vice Chairman of the Board of             Vice Chairman of the Board of
Directors and Chief Operating Officer     Directors and Chief Operating Officer

By: /s/ Gerald R. Cahill                  By: /s/ Gerald R. Cahill
    --------------------                      --------------------
Gerald R. Cahill                          Gerald R. Cahill
Executive Vice President                  Executive Vice President
and Chief Financial and                   and Chief Financial and
Accounting Officer                        Accounting Officer

Dated: June 30, 2006                      Dated: June 30, 2006