Form 10-K
period 2006-11-30
CARNIVAL PLC; CARNIVAL CORP
filed 2007-02-12
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended November 30, 2006 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to ________________

    Commission file number: 1-9610           Commission file number: 1-15136

         Carnival Corporation                         Carnival plc
     ----------------------------             ----------------------------
     (Exact name of registrant as             (Exact name of registrant as
      specified in its charter)                 specified in its charter)

          Republic of Panama                        England and Wales
    ------------------------------           -------------------------------
   (State or other jurisdiction of           (State or other jurisdiction of
    incorporation or organization)           incorporation or organization)

              59-1562976                               98-0357772
          -----------------                        ------------------
           (I.R.S. Employer                         (I.R.S. Employer
         Identification No.)                       Identification No.)

        3655 N.W. 87th Avenue              Carnival House, 5 Gainsford Street,
      Miami, Florida 33178-2428              London SE1 2NE, United Kingdom
      -------------------------              ------------------------------
        (Address of principal                     (Address of principal
          executive offices)                       executive offices)
              (Zip code)                               (Zip code)

            (305) 599-2600                         011 44 20 7940 5381
    ------------------------------           -------------------------------
   (Registrant's telephone number,           (Registrant's telephone number,
         including area code)                     including area code)

    Securities registered pursuant           Securities registered pursuant
     to Section 12(b) of the Act:             to Section 12(b) of the Act:

         Title of each class                       Title of each class
         -------------------                       -------------------
             Common Stock                   Ordinary Shares each represented
           ($.01 par value)                   by American Depositary Shares
                                               ($1.66 par value), Special
                                            Voting Share, GBP 1.00 par value
                                         and Trust Shares of beneficial interest
                                        in the P&O Princess Special Voting Trust

    Name of each exchange on which           Name of each exchange on which
              registered                               registered
    ------------------------------           ------------------------------
    New York Stock Exchange, Inc.             New York Stock Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]

      Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act). Large Accelerated Filers [x] Accelerated Filers [ ] Non-Accelerated Filers [ ]

      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the         The aggregate market value of the
voting and non-voting common equity       voting and non-voting common equity
held by non-affiliates computed by        held by non-affiliates computed by
reference to the price at which the       reference to the price at which the
common equity was last sold was $15.98    common equity was last sold was $6.94
billion as of the last business day of    billion as of the last business day of
the registrant's most recently            the registrant's most recently
completed second fiscal quarter.          completed second fiscal quarter.

At February 5, 2007, Carnival             At February 5, 2007, Carnival plc had
Corporation had outstanding 623,106,732   outstanding 213,115,941 Ordinary
shares of its Common Stock, $.01 par      Shares $1.66 par value, one Special
value.                                    Voting Share, GBP 1.00 par value and
                                          623,106,732 Trust Shares of beneficial
                                          interest in the P&O Princess Special
                                          Voting Trust.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information described below and contained in the Registrants' 2006 annual report to shareholders to be furnished to the Commission pursuant to Rule 14a-3(b) of the Exchange Act is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

Part and Item of the Form 10-K

Part II

Item 5(a) and (c).   Market for Registrants' Common Equity, Related Stockholder
                     Matters, Securities Authorized for Issuance under Equity
                     Compensation Plans and Issuer Purchases of Equity
                     Securities - Market Information and Holders.

Item 6.              Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.

Item 8.              Financial Statements and Supplementary Data.

      Portions of the Registrants' 2007 definitive proxy statement, to be filed with the Commission, are incorporated by reference into this joint Annual Report on Form 10-K under the items described below.

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

Item 11.             Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.             Certain Relationships and Related Transactions.

Item 14.             Principal Accounting Fees and Services.

                                      PART I

Item 1. Business.

      A. General

      Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate as a dual listed company ("DLC"), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation's articles of incorporation and by-laws and Carnival plc's memorandum of association and articles of association. Carnival Corporation and Carnival plc are both public companies, with separate stock exchange listings and their own shareholders. Although the two companies have retained their separate legal identities; they operate as if they were a single economic enterprise with a single executive management team, and have identical Boards of Directors. See Note 3, "DLC Structure" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K. Together with their consolidated subsidiaries Carnival Corporation and Carnival plc are referred to collectively in this joint Annual Report on Form 10-K as "Carnival Corporation & plc," "our," "us," and "we."

      We are the largest cruise company and one of the largest vacation companies in the world. We have a portfolio of widely recognized cruise brands and are a leading provider of cruises to all major vacation destinations. See
Part I, Item 1. Business B. - "Cruise Operations" for further information.

      As of February 12, 2007, a summary of the number of cruise ships we operate, by brand, their passenger capacity and the primary areas in which they are marketed, is as follows:

         Cruise                      Number        Passenger         Primary
         Brands                 of Cruise Ships   Capacity(a)        Market
         ------                 ---------------   -----------        -------
Carnival Cruise Lines                  21            47,818     North America
Princess Cruises ("Princess")          15            32,232     North America
Costa Cruises ("Costa")                11            20,218     Europe
Holland America Line                   13            18,848     North America
P&O Cruises                             5             8,840     United Kingdom
AIDA Cruises ("AIDA")                   4             5,378     Germany
Cunard Line ("Cunard")                  2             4,380     North America and United Kingdom
P&O Cruises Australia                   2             2,474     Australia and New Zealand
Ocean Village                           1             1,578     United Kingdom
Swan Hellenic                           1               678     United Kingdom
Seabourn Cruise Line
  ("Seabourn")                          3               624     North America
Windstar Cruises ("Windstar")           3               608     North America
                                       --           -------
                                       81           143,676
                                       ==           =======

(a) In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

      As of February 12, 2007, we had signed agreements with three shipyards providing for the construction of 20 additional cruise ships scheduled to enter service between March 2007 and June 2011. These additions are expected to result in an increase in our passenger capacity of 49,308 lower berths, or 34.3%, compared to February 12, 2007. It is possible that some of our older ships may be sold or retired during the next few years, thus reducing the size of our fleet over this period. Alternatively, it is also possible that we could order more ships, which could enter service in 2010 and 2011, or acquire more ships, thus increasing the size of our fleet over this period. See Note 6, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for additional information regarding our ship commitments.

     In addition to our cruise operations, we own Holland America Tours and Princess Tours, the leading cruise/tour operators in the State of Alaska and the Canadian Yukon, which primarily complement their respective cruise operations and own substantially all the assets noted below. These tour companies currently market and operate:

- 16 hotels or lodges in Alaska and the Canadian Yukon, with over 3,500 guest rooms;

- over 560 motorcoaches used for sightseeing and charters in Washington State, Alaska, British Columbia, Canada and the Canadian Yukon;

- 29 domed rail cars, which are run on the Alaska Railroad between Anchorage and Fairbanks, Whittier and Denali, and Whittier and Talkeetna;

- two luxury dayboats offering tours to a glacier in Alaska and on the Yukon River; and

- sightseeing packages, or individual components of such packages, sold either separately or as part of our cruise/tour packages to our Alaskan cruise passengers and to other vacationers.

      B. Cruise Operations

      I. Industry Background

      The multi-night cruise industry has grown significantly in recent years, but still remains a relatively small part of the wider global vacation market in which cruise companies compete for the discretionary income spent by vacationers. We estimate that the global cruise industry carried approximately
15.7 million passengers in 2006. The principal regions cruise passengers are sourced from are North America, which has increased by an estimated compound annual growth rate of 7.8% between 2000 and 2005, and Western Europe where cruise passengers have increased by a compound annual growth rate of approximately 10.0% between 2000 and 2005. In Europe cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe the European market has considerable growth potential. Other areas such as Asia, the South Pacific, including Australia and New Zealand, and South America are a source of much lower numbers of cruise passengers and we also believe have significant growth potential. See Note 11, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K for information regarding our cruise revenues.

      Cruising offers a broad range of products to suit vacationing customers of many ages, backgrounds and interests. Cruise brands can be broadly characterized as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises that last from seven to 14 days. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries and the average pricing on these cruises is typically higher than contemporary cruises. The luxury experience is typically characterized by smaller vessel size, very high standards of accommodation and service, and higher prices than premium cruises. Notwithstanding these classifications, there generally is significant overlap and competition among all cruise products.

      We are a provider of cruise vacations in most of the largest vacation markets in the world, including North America, the UK, Germany, Southern Europe, South America and Asia/Pacific, with significant product offerings in each of the three classifications noted above. Our mission is "to deliver exceptional vacation experiences through the world's best-known cruise brands that cater to a variety of different lifestyles and budgets, all at an outstanding value unrivalled on land or at sea." A brief description of the principal vacation areas where we source substantially all of our passengers and our brands that market primarily to these vacationers is as follows:

      II. North America

      Most cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 10.0 million North American-sourced cruise passengers took cruise vacations for two consecutive nights or more in 2005, and we estimate this amount increased to about 10.8 million passengers in 2006. This sector has continued to grow in recent years as new capacity has been introduced.

      The principal itineraries visited by North American-sourced cruise passengers in 2006 were the Caribbean, the Bahamas, Mexico and Alaska. In addition, North American cruise passengers visited Europe, the Mediterranean, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, including South and Central America, Africa, the South Pacific, the Far East and India.

      At the end of 2006, 127 ships with an aggregate passenger capacity of approximately 202,000 lower berths were based primarily in North America. Based on the number of ships that are currently on order worldwide and scheduled for delivery between 2007 and 2010, we expect that the net capacity serving North America will continue to increase. Our projections indicate that by the end of 2007, 2008, 2009 and 2010, North America will be served by 129, 135, 140 and 142 ships, respectively, having an aggregate passenger capacity of approximately 210,000, 225,000, 240,000 and 246,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both North America and elsewhere during different times of the year. Our estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships' passengers are predominantly sourced and, accordingly, could indicate a higher percentage growth in North American capacity than will actually occur. Alternatively, our growth estimates for 2010 may increase because of future shipbuilding orders, which have not yet been announced. Net capacity serving North American-sourced cruise passengers has increased at a compound annual growth rate of 5.3% for the past three years. The future growth rate is currently expected to be 5.8% for the next three years before reductions for withdrawals or transfers to other parts of the world.

      Carnival Cruise Lines, Princess, Holland America Line, Seabourn and Windstar source their passengers primarily from North America. Cunard sources most of its passengers from Europe and North America.

      Carnival Cruise Lines operates 21 contemporary ships, with one additional ship expected to begin service in each of fiscal 2007, 2008, 2009 and 2011. Carnival Cruise Lines is the largest cruise line in the world, offers quality cruise vacations at affordable prices and is well-known as the "Fun Ships," which we believe captures the essence of the brand. Carnival is continually introducing ways to keep its cruise experience fresh and exciting, including expanded dining choices, Carnival Comfort Bed sleep systems, spectacular production shows, innovative childrens' programming, revitalizing spa services and action-packed casinos.

      All of Carnival Cruise Lines' ships were designed by and built for it, including seven that are among the world's largest. During all or a portion of the year, three of the Carnival Cruise Lines ships call on ports on the Mexican Riviera, and substantially all of the rest of the fleet operate for most of the year to destinations in the Bahamas or the Caribbean. In addition, Carnival Cruise Lines ships also offer seasonal cruises to Alaska, Canada/New England, Europe, the Hawaiian Islands, the Panama Canal and Bermuda. Most cruises range from three to seven days.

      Princess, whose brand name was made famous by the "Love Boat" television show, recently celebrated its 40th anniversary, and is the world's third largest cruise line with a fleet of 15 modern ships. Princess offers over 90 unique itineraries to more than 270 destinations and is a leading cruise line in exotic regions all over the world (Europe, Alaska, Asia, Australia, the South Pacific and South America). As part of some of Princess' Caribbean cruise offerings, Princess leases and operates a private island destination, known as Princess Cays, which is located on the island of Eleuthra in the Bahamas. Substantially all of Princess' ships reflect an innovative design philosophy called "Big Ship Choice, Small Ship Feel," emphasizing a broad variety of amenities combined with the more intimate ambience found on smaller vessels. All Princess ships feature the Personal Choice Dining program, offering guests flexibility, convenience and quality in an array of traditional, anytime, specialty and casual dining options. A quality service program entitled C.R.U.I.S.E. (Courtesy, Respect, Unfailing In Service Excellence) helps ensure extremely high standards of service throughout the fleet.

      Princess is widely recognized among travel agents as an innovative, premium cruise line. The introduction of the Caribbean Princess and Crown Princess are the latest in the evolving Grand Class series of vessels, with their "Movies Under the Stars" outdoor theaters, showing first-run Hollywood hits on a 300 square foot outdoor poolside LED screen. Further Grand Class Ships that will be introduced include the Emerald Princess in 2007 and an additional ship in 2008. More than 57% of each of these Grand Class ship's staterooms will have balconies; another hallmark of Princess' ships. Princess attracts consumers with a compelling, highly integrated brand marketing campaign, utilizing the slogan "Escape Completely" which appears in magazines, newspapers, direct mail, online, DVD and point-of-sale materials.

      Holland America Line operates a premium fleet of 13 ships, with an additional ship expected to begin service in 2008. Holland America Line will offer nearly 500 sailings to all major cruising areas on all seven continents. Major homeports include New York, Boston,

Ft. Lauderdale, Tampa, San Diego, Seattle, Vancouver, Copenhagen, Amsterdam, Rotterdam, Rome, Rio de Janeiro, Valparaiso, Auckland, Sydney and Hong Kong. Holland America's ships, which tend to be smaller and more intimate, were designed with airy viewing lounges, wraparound teak decks and private, roomy verandahs that offer guests the chance to experience wildlife and scenery. Cruise lengths vary from two to 114 days with most being seven days or longer. The majority of Holland America Line's sailings in the Caribbean visit a private island destination known as Half Moon Cay, which is owned by Holland America Line.

      In 2006, Holland America Line completed its fleet-wide product and service enhancement program. These comprehensive enhancements, known as the "Signature of Excellence," focus on five areas vital to Holland America Line's guest experience as follows: (1) spacious, elegant ships and accommodations, (2) sophisticated dining, (3) gracious, unobtrusive service, (4) extensive enrichment programs and activities and (5) compelling worldwide itineraries.

      Windstar operates three motor-sail yachts known for their casually elegant atmosphere. In 2007, Windstar will offer sailings in the Caribbean, Europe, the Americas and the Greek Isles. Renowned for offering a luxury cruise experience that is "180 Degrees from Ordinary," a high-percentage of return guests attests to the appeal of Windstar's casual ambiance of resort-style attire, exquisite cuisine and an extensive wine selection, open restaurant-style seating, attentive service, exotic destinations and complimentary water sports. A major fleet wide enhancement program, known as the "Degrees of Difference," began in fall 2006 and is expected to be completed in 2007.

      The three Seabourn ships (the "Yachts of Seabourn") deliver personalized service and superb cuisine aboard each of their 208 passenger capacity all-suite ships. The Yachts of Seabourn offer an ultra-luxury experience and are considered the ultimate in cruise travel. These ships offer destinations throughout the world, including Europe, Asia, the South Pacific and the Americas, with cruises generally in the seven to 14 day range. The Yachts of Seabourn itineraries include many smaller, off-the-beaten-track ports that are inaccessible to larger ships. Seabourn recently ordered two new 450 passenger capacity ships, which are expected to begin service in 2009 and 2010.

      III. Europe

      We believe that Europe is the largest single leisure travel vacation market, but cruising in Europe has achieved a much lower penetration rate than in North America and is a relatively small percentage of the European vacation market. Approximately 3.2 million European-sourced passengers took cruise vacations in 2005 compared to approximately 10.0 million North American-sourced passengers. Additionally, we estimate that about 3.5 million European-sourced passengers took a cruise in 2006. The number of European cruise passengers increased by a compound annual growth rate of approximately 10.0% between 2000 and 2005. We believe that the European market represents a significant growth opportunity for us, and we plan to introduce a number of new or existing ships into Europe over the next several years. Approximately 55%, or 26,886 berths, of our ships under construction have been designated for our European brands.

      At the end of 2006, 104 ships with an aggregate passenger capacity of approximately 104,000 lower berths were based primarily in Europe. Our projections indicate that by the end of 2007, 2008, 2009 and 2010, Europe will be served by 108, 113, 117 and 120 ships, respectively, having an aggregate passenger capacity of approximately 114,000, 126,000, 136,000 and 144,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both Europe and elsewhere during different times of the year. Net capacity serving European-sourced cruise passengers has increased at a compound annual growth rate of 6.5% for the past three years. The future growth rate is currently expected to be 9.5% for the next three years. Our estimates of European capacity are based on similar assumptions as discussed previously for our North American estimates.

            A. United Kingdom

      The UK is the single largest country from which cruise passengers are sourced in Europe. Approximately 1.1 million UK passengers took cruises in 2005. Cruising was relatively underdeveloped as a vacation option for the UK consumers until the mid-1990s, but since then cruising in the UK has grown significantly. The number of UK cruise passengers increased by a compound annual growth rate of approximately 7.0% between 2000 and 2005. The main destination for UK cruise passengers is the Mediterranean. Other popular destinations for UK cruise passengers include the Caribbean, the Atlantic Islands, including the Canary Islands and the Azores, and Scandinavia.

      P&O Cruises, Ocean Village and Swan Hellenic source substantially all of their passengers from the UK. In addition, our North American brands and Costa also source passengers from the UK. For example, Princess Cruises' Sea Princess which is homeported in Southampton during the summer months and Fort Lauderdale during the winter season has been primarily marketed to UK vacationers since 2005. Cunard sources customers from the UK, North America, Germany, Australia and the rest of the world.

      P&O Cruises is the largest cruise operator and best known cruise brand in the UK, with five premium ships, and one additional ship expected to begin service in each of fiscal 2008 and 2010. These ships cruise to over 200 destinations in more than 90 countries, with most cruises ranging from seven to 14 days, but with some cruises lasting longer, including three world cruises in each of 2007 and 2008. These ships, which are relatively new compared to the ships that are more typically marketed in the UK, have enabled P&O Cruises to offer a more modern style of cruising to UK cruise passengers and increase their appeal to younger passengers and families, while retaining older and more traditional British customers. The Artemis and Arcadia are child-free ships, which generally appeal to an older guest demographic, while the rest of the fleet is well-equipped for children's activities. The ships have a wide choice of dining and entertainment options and offer a welcoming atmosphere, with an emphasis on the attributes of "Britishness," "professionalism," and "style."

      Both Arcadia and Oceana offer a more contemporary and innovative experience with an informal atmosphere and range of alternative dining venues, from restaurants and buffets to grills and bistros and the elegant superliners Aurora and Oriana offer a stylish and classic cruise experience with their broad decks, traditional artwork and blend of formal and informal onboard experiences. The Artemis, the smallest ship in the P&O Cruises fleet, offers a more traditional and intimate experience, her size enabling her to visit ports not charted by larger vessels as well as fostering a real sense of camaraderie, of particular appeal to those who enjoy a more formal onboard experience, including P&O Cruises traditions such as afternoon tea and her program of Music Festivals at Sea. Each of these different ambiences appeal to a different type of British passenger. P&O Cruises offers cruises from Southampton, England to the Mediterranean, the Atlantic Islands, the Baltic, Scandinavia and the Norwegian Fjords during the summer, and primarily operates Caribbean cruises and a choice of three world voyages during the winter.

      Under the Cunard brand, which is one of the most widely recognized brands in the UK, we operate two premium/luxury ships. Cunard's flagship, the Queen Mary 2, is the largest ocean liner in the world and operates the northern transatlantic crossing route as well as other itineraries around the world. The Queen Elizabeth 2, Cunard's former flagship, primarily serves UK-based passengers from Southampton, England and has offered a world cruise since 1975. Cunard expects its next ship, the Queen Victoria, to begin service in December 2007. Cunard's ships offer voyages to worldwide destinations, with many of the voyages ranging generally between six and 31 days, but with some three day voyages to give passengers a chance to get a taste of the Cunard experience and the 122-day world cruise, which gives passengers a chance to indulge themselves during a longer vacation.

      The Ocean Village brand was launched in spring 2003, and consists of one contemporary ship serving the UK. This brand targets a young and active customer base and its cruise product emphasizes informality, health and well-being. The brand attracts a high proportion of passengers new to cruising. The Ocean Village ship offers one or two week cruises, together with cruise and stay holidays, and operates out of Heraklion, Crete in the Mediterranean during the summer season and from Barbados in the Caribbean during the winter season.

      In spring 2007, the 1,666 passenger capacity AIDAblu, which is currently operated by AIDA, will transfer to Ocean Village as the Ocean Village Two. The Ocean Village Two will have Palma, Majorca as a homeport during the summer season and will have Barbados as a homeport during the winter season, replacing the Ocean Village which will move its winter homeport to Jamaica.

      Swan Hellenic's 678 passenger capacity Minerva II operates a program of premium discovery cruises, principally for UK sourced passengers, however, in April 2007 Swan Hellenic will sail its last cruise and the Minerva II will be transferred to Princess and renamed the Royal Princess.

            B. Southern Europe

      The main countries in southern Europe for sourcing cruise passengers are Italy, France and Spain. Together, these countries generated approximately 1.1 million cruise passengers in 2005. Cruising by passengers from Italy, France and Spain had a compound annual growth rate in the number of passengers carried of approximately 12.8% between 2000 and 2005. We believe that Southern Europe is also relatively underdeveloped for the cruise industry. We intend to increase our penetration in southern Europe through Costa, one of the most recognized cruise brands marketed in Europe.

      Costa operates 11 contemporary ships, with an additional ship expected to begin service in fiscal 2007, two ships in fiscal 2009 and one ship in 2010. Costa's ships operate in Europe from spring to fall. From fall to spring Costa repositions five of its ships to the Caribbean and South America, while also maintaining a year-round presence with three of its ships in the Mediterranean region. Costa is the number one cruise line in continental Europe based on passengers carried and capacity of its ships, principally serving customers in Italy, France, Germany and Spain. Headquartered in Italy, Costa offers guests an international and multi-lingual ambiance with an Italian touch. The Costa ships call on 114 European and Middle Eastern ports, with 83 different itineraries, and sail to various other ports in the Caribbean and South America, with most cruises ranging from seven to 11 days.

      In February 2007, we entered into a letter of intent with Orizonia Corporation, Spain's largest travel company, which operates its own cruise fleet under its Iberojet division, to form a joint venture to operate and expand the existing Iberojet Cruceros brand in Spain. Iberojet Cruceros currently operates two cruise ships, the 834-passenger Grand Voyager, built in 2000, and the 1,196-passenger Grand Mistral, constructed in 1999, which represent the newest ships in the contemporary Spanish cruise segment. Under the proposed agreement, the two existing vessels would be transferred by Iberojet to the joint venture. The intention is to grow that fleet over the next several years through the acquisition of existing tonnage from our current fleet. The Iberojet cruise business being contributed will be valued at E320 million, with E180 million in debt, representing a net equity value of E140 million. We will pay Iberojet E105 million for our 75% ownership interest in the joint venture and Iberojet will own the remaining 25%. We cannot be certain that this transaction will ultimately be completed on these or any other terms.

            C. Germany

      Germany is the largest source for cruise passengers in continental Europe, with approximately 0.6 million cruise passengers in 2005. Germany had a compound annual growth rate in the number of cruise passengers carried of approximately 11.0% between 2000 and 2005. We believe that Germany is also a relatively underdeveloped region for the cruise industry. The main destinations visited by German cruise passengers are the Mediterranean and the Caribbean. Other popular destinations for German cruise passengers include Scandinavia, the Atlantic Islands and the Arabian Gulf.

      AIDA, which sources substantially all of its passengers from German speaking countries, is the clear leader in the German cruise segment. AIDA operates four contemporary ships, with one additional ship expected to begin service in each of fiscal 2007, 2008, 2009 and 2010. Each of these new ships has a passenger capacity 22% larger than the largest ship in AIDA's current fleet. The new vessels are innovative and high quality, introducing for example the 'Theatrium' as a central meeting place; with a market character that provides a completely new space concept and new entertainment ideas. Partially offsetting this capacity increase, the AIDAblu will be transferred to the Ocean Village brand in spring 2007.

      AIDA's product is especially tailored for the German-speaking market and offers an exceptionally relaxed, yet active cruising experience with an emphasis on lifestyle, informality, friendliness and activity. Spa and fitness areas and high quality but informal dining options characterize the experience onboard the vessels.

      AIDA's ships primarily offer seven day trips that allow guests to easily book back-to-back cruise vacations. AIDA allows for an easy selling and booking experience by offering relatively few cabin categories and two seasons. During the summer, the AIDA ships sail in the Mediterranean and the North and Baltic Seas, calling on approximately 50 ports, while itineraries for the winter include the Caribbean, Central America, the Western Mediterranean, the Atlantic Islands, the Arabian Gulf and Trans-Suez Canal passages.

      In December 2006, we entered into a letter of intent with TUI AG, Europe's biggest tour operator, to form a joint venture to develop, market and operate two cruise brands for the German-speaking holiday market. Under the proposed agreement, AIDA Cruises will be contributed by us to the joint venture in which TUI will buy an interest. In addition, a new TUI Cruises brand will be created that will target a different segment of the German cruise market from AIDA Cruises. AIDA's business was valued at 1.9 billion euros ($2.51 billion based on the November 30, 2006 exchange rate) for inclusion in the joint venture, which will be formed with 600 million euros ($792 million based on the November 30, 2006 exchange rate) of indebtedness. The letter of intent provides for TUI to initially purchase 5% of the joint venture in 2007, and it is expected that they will purchase another 20% in 2010. The purchase price will be paid to us in cash at the closing of each transaction based on a net equity value of 1.3 billion euros ($1.72 billion based on the November 30, 2006 exchange rate). If the initial 5% purchase closes in 2007, Carnival would expect to record a pretax gain of approximately $80 million. Another gain would be recorded at the time of closing of the subsequent 20% purchase in 2010. Apart from those gains, we believe that the transaction will be neutral to earnings for the 12-month period following the transaction closing, which is expected in the first half of 2007, pending approval of both companies and regulators. We cannot be certain that this transaction will ultimately be completed on these or any other terms.

      IV. Australia, New Zealand and China

      Cruising in Australia continues to develop. Approximately 195,000 Australians took cruise vacations in 2005. We serve this region primarily through P&O Cruises Australia, which is the leading cruise line in Australia and New Zealand.

      P&O Cruises Australia is a cruise brand that caters specifically to Australians and New Zealanders. Its contemporary ships, the Pacific Sun and the Pacific Star, offer seven to 14 day cruises from Sydney, Brisbane and Auckland to Fiji, New Caledonia, Queensland and Vanuatu. In late 2007, the Regal Princess will be transferred from Princess to P&O Cruises Australia and will sail as the Pacific Dawn. In addition, Princess homeports the Pacific Princess in Sydney, Australia for a part of the year where it offers cruises to New Zealand.

      In July 2006 Costa began homeporting the Costa Allegra out of Shanghai, China to cater primarily to the Chinese market. China is a new and untested market and Costa is the first international cruise line to homeport a ship there and source its passengers primarily from China. The ship operates five-day cruises from Shanghai, China to Nagasaki, Japan and Cheju, South Korea in the summer and it began operating five-day cruises from Hong Kong, China to Hainan Island, China and Halong Bay, Vietnam for its 2006 winter season. We cannot be certain that China or other markets will develop as expected.

      V. South America

      Cruise vacations have been marketed in South America for many years, although cruising as a vacation alternative remains in an early stage of development in the region. Cruises from South America typically occur during the Southern Hemisphere summer months of November through March, and are primarily seven to nine days in duration. Our presence is primarily represented through the Costa brand, which will operate two vessels in 2007 in this region, Costa Fortuna and Costa Romantica, collectively offering 4,046 lower berths.

VI. Ship Information

Summary information of our ships as of February 12, 2007 is as follows:

                                                  CALENDAR
                                                     YEAR        PASSENGER
     BRAND AND SHIP                 REGISTRY      DELIVERED       CAPACITY
     --------------                 --------      ---------      ---------
     Carnival Cruise Lines
     Carnival Liberty                Panama          2005           2,966
     Carnival Valor                  Panama          2004           2,966
     Carnival Miracle                Panama          2004           2,120
     Carnival Glory                  Panama          2003           2,968
     Carnival Conquest               Panama          2002           2,966
     Carnival Legend                 Panama          2002           2,120
     Carnival Pride                  Panama          2001           2,120
     Carnival Spirit                 Panama          2001           2,122
     Carnival Victory                Panama          2000           2,750
     Carnival Triumph                Bahamas         1999           2,750
     Paradise                        Panama          1998           2,048
     Elation                         Panama          1998           2,050
     Carnival Destiny                Bahamas         1996           2,634
     Inspiration                     Bahamas         1996           2,050
     Imagination                     Bahamas         1995           2,050
     Fascination                     Bahamas         1994           2,050
     Sensation                       Bahamas         1993           2,050
     Ecstasy                         Panama          1991           2,050
     Fantasy                         Panama          1990           2,054
     Celebration                     Panama          1987           1,484
     Holiday                         Bahamas         1985           1,450
                                                                   ------
       Total Carnival Cruise Lines                                 47,818
                                                                   ------

     Princess
     Crown Princess                  Bermuda         2006           3,080
     Sapphire Princess               Bermuda         2004           2,674
     Caribbean Princess              Bermuda         2004           3,100
     Diamond Princess                Bermuda         2004           2,674
     Island Princess                 Bermuda         2003           1,974
     Coral Princess                  Bermuda         2002           1,974
     Star Princess                   Bermuda         2002           2,598
     Golden Princess                 Bermuda         2001           2,598
     Tahitian Princess               Bermuda         2000             668
     Pacific Princess                Bermuda         1999             668
     Sea Princess                    Bermuda         1998           2,016
     Grand Princess                  Bermuda         1998           2,592
     Dawn Princess                   Bermuda         1997           1,998
     Sun Princess                    Bermuda         1995           2,022
     Regal Princess(a)               Bermuda         1991           1,596
                                                                   ------
       Total Princess                                              32,232
                                                                   ------

     Costa
     Costa Concordia                 Italy           2006           2,978
     Costa Magica                    Italy           2004           2,702
     Costa Fortuna                   Italy           2003           2,702
     Costa Mediterranea              Italy           2003           2,114
     Costa Atlantica                 Italy           2000           2,114
     Costa Victoria                  Italy           1996           1,928
     Costa Romantica                 Italy           1993           1,344
     Costa Allegra(b)                Italy           1992             784
     Costa Classica                  Italy           1991           1,302
     Costa Marina                    Italy           1990             762
     Costa Europa                    Italy           1986           1,488
                                                                   ------
       Total Costa                                                 20,218
                                                                   ------

                                                  CALENDAR
                                                    YEAR         PASSENGER
     BRAND AND SHIP                  REGISTRY     DELIVERED       CAPACITY
     --------------                  --------     ---------      ---------
     Holland America Line(c)
     Noordam                        Netherlands      2006           1,918
     Westerdam                      Netherlands      2004           1,848
     Oosterdam                      Netherlands      2003           1,848
     Zuiderdam                      Netherlands      2002           1,848
     Zaandam                        Netherlands      2000           1,432
     Amsterdam                      Netherlands      2000           1,380
     Volendam                       Netherlands      1999           1,432
     Rotterdam                      Netherlands      1997           1,316
     Veendam                        Netherlands      1996           1,258
     Ryndam                         Netherlands      1994           1,258
     Maasdam                        Netherlands      1993           1,258
     Statendam                      Netherlands      1993           1,258
     Prinsendam                     Netherlands      1988             794
                                                                   ------
       Total Holland America Line                                  18,848
                                                                   ------

     P&O Cruises
     Arcadia                        Bermuda          2005           1,948
     Oceana                         Bermuda          2000           2,016
     Aurora                         UK               2000           1,870
     Oriana                         Bermuda          1995           1,818
     Artemis                        Bermuda          1984           1,188
                                                                   ------
       Total P&O Cruises                                            8,840
                                                                   ------

     AIDA
     AIDAaura                       Italy            2003           1,266
     AIDAvita                       Italy            2002           1,266
     AIDAcara                       Italy            1996           1,180
     AIDAblu(d)                     Italy            1990           1,666
                                                                   ------
       Total AIDA                                                   5,378
                                                                   ------

     Cunard
     Queen Mary 2                   UK               2003           2,592
     QE2                            UK               1969           1,788
                                                                   ------
       Total Cunard                                                 4,380
                                                                   ------

     P&O Cruises Australia
     Pacific Sun                    UK               1986           1,480
     Pacific Star                   UK               1982             994
                                                                   ------
       Total P&O Cruises Australia                                  2,474
                                                                   ------

     Ocean Village
     Ocean Village                  UK               1989           1,578

     Swan Hellenic
     Minerva II(e)            Marshall Islands       2001             678

     Seabourn
     Seabourn Legend                Bahamas          1992             208
     Seabourn Spirit                Bahamas          1989             208
     Seabourn Pride                 Bahamas          1988             208
                                                                   ------
       Total Seabourn                                                 624
                                                                   ------

     Windstar
     Wind Surf                      Netherlands      1990             312
     Wind Spirit                    Bahamas          1988             148
     Wind Star                      Bahamas          1986             148
                                                                  -------
       Total Windstar                                                 608
                                                                  -------
       Total                                                      143,676
                                                                  =======

(a) The Regal Princess will be transferred to P&O Cruises Australia in October 2007 and renamed the Pacific Dawn.

(b) The Costa Allegra has been marketed primarily to Chinese-sourced passengers since the summer of 2006.

(c) Since November 2004, the 1,214 passenger former Noordam is being operated by an unrelated entity under a long-term bareboat charter agreement and, accordingly, is excluded from Holland America Lines' capacity.

(d) The AIDAblu will be transferred to Ocean Village in the spring of 2007 and renamed the Ocean Village Two.

(e) The Minerva II will be transferred to Princess in April 2007 and renamed the Royal Princess.

      VII.  Characteristics of the Cruise Vacation Industry

            A. Strong Growth

      Cruise vacations have experienced significant growth in recent years. The number of new cruise ships currently on order from shipyards indicates that the growth in cruise capacity is set to continue for a number of years. In order to fill this new capacity, continued growth in demand across the industry will be required. Given the historical growth rate of cruising and the relative low penetration levels in major vacation regions, we believe that there are significant opportunities for growth.

      In the few years prior to 2004, the cruise industry experienced significant pressure on cruise pricing, which we believe was ultimately the result of, among other things, various adverse international geopolitical and economic conditions and events, such as terrorism, the war in Iraq, and the risk of other armed conflicts, adverse publicity, increases in new cruise ship capacity, ship incidents, and competition from cruise ship and other vacation alternatives. During 2004 and 2005 the cruise industry had very robust years, which saw significant increases in both capacity and net revenue yields. During 2006, the cruise industry continued to experience solid growth for its non-Caribbean product offerings, however, there were a number of factors, such as a weaker U.S. economy, including the impact of higher fuel costs and higher U.S. interest rates, and the after effects of the devastating 2005 hurricane season, which we believe had adverse effects on vacationers' discretionary income and this group's confidence in the U.S. economy. These factors contributed to a reduction in North American demand for Caribbean cruises and, accordingly, resulted in lower pricing for most of our Caribbean cruise itineraries, especially our shorter duration cruises. Factors such as these or others could adversely impact future cruise industry growth if they were to occur or continue to exist in the future.

            B. Wide Appeal of Cruising

      Cruising appeals to a broad demographic range. Industry surveys estimate that there are approximately 127 million potential passengers for cruising in North America (defined as members of households with a minimum income of $40,000, that are headed by a person who is at least 25 years old). According to these surveys, about half of these individuals have expressed an interest in taking a cruise as a vacation alternative, and over 60% of worldwide cruise passengers are over the age of 40. The size of the North American population between ages 45 and 74 is expected to increase 17% between 2007 and 2017. We believe the cruise industry is well-positioned to take advantage of these favorable demographic trends, which are impacting its markets.

            C. Relatively Low Penetration Levels

      North America has higher cruising penetration rates than do cruise markets in Europe and Asia. Nevertheless, based upon information obtained from the Cruise Lines International Association, or CLIA, a leading trade group in the U.S., only approximately 17% of the U.S. population has ever taken a cruise and only 10% has done so in the past three years. In the UK, where there has been significant expansion in the number of cruise passengers carried over the last five years, cruising penetration levels per capita are only approximately three-fifths of those of North America. In the principal vacation regions in continental Europe, cruising penetration levels per capita are estimated to be less than one-fifth of those in North America. Elsewhere in the world cruising is at an early stage of development and has far lower penetration rates.

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

      VIII. Passengers, Capacity and Occupancy

      Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows (a):

                  FISCAL      CRUISE     PASSENGER
                   YEAR     PASSENGERS    CAPACITY   OCCUPANCY(b)
                  ------    ----------   ---------   ------------

                   2002      3,549,000     67,282      105.2%
                   2003      5,038,000    113,296      103.4%
                   2004      6,306,000    129,108      104.5%
                   2005      6,848,000    136,960      105.6%
                   2006      7,008,000    143,676      106.0%

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

      Our passenger capacity has grown from 67,282 berths at November 30, 2002 to 143,676 berths at November 30, 2006, primarily because of the deliveries of 18 new cruise ships during this four-year period and the 34,428 berths added as a result of the DLC transaction with P&O Princess during 2003. See Part I, Item
l. Business, B. - "Cruise Operations-Ship Information" for additional information.

      The occupancy level on our ships during each quarter indicated below was as follows:

                  Quarters Ended              Occupancy
                  -----------------           ---------

                  February 28, 2005            103.8%
                  May 31, 2005                 104.8%
                  August 31, 2005              110.9%
                  November 30, 2005            102.7%
                  February 28, 2006            104.2%
                  May 31, 2006                 105.4%
                  August 31, 2006              111.0%
                  November 30, 2006            103.4%

      IX. Cruise Ship Construction and Cruise Port Facility Development and Operations

      As of February 12, 2007, we had signed agreements with three shipyards providing for the construction of 20 additional cruise ships scheduled to enter service between March 2007 and June 2011. See Note 6, "Commitments" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      Primarily in cooperation with private or public entities, we are engaged in the development of new or enhanced cruise port facilities. These facilities are expected to provide our passengers with an improved vacation experience. Our involvement typically includes providing cruise port facility development and management expertise. We sometimes assist by providing direct financial support for port development projects. However, most of the time, our financial commitment is provided by long-term port usage agreements. During 2006, we were involved in the development and enhancement of cruise port facilities in Barcelona, Spain, New York City, New York, Miami, Florida and Naples, Italy. In addition, we are in the process of, or have recently completed negotiations for, the development of several other port facilities to service our North American and European guests, including, but not limited to, facilities in Civitavecchia, Italy, Roatan, Honduras and San Diego, California. In October 2005, our pier facility in Cozumel, Mexico was destroyed by Hurricane Wilma. This was one of our busiest transit ports in the world and served over 1.2 million passengers in 2005. We have begun rebuilding this pier and expect to complete construction in late-2008.

      Finally, we currently operate other port facilities in Long Beach, California, Grand Turk, Turk and Caicos Islands, Juneau, Alaska and Savona, Italy pursuant to concession agreements with governmental authorities and other third parties. Our Long Beach terminal is one of the home ports for Carnival Cruise Lines' U.S. West Coast sailings to Mexico, as well as a transit port for some of our other brands. Finally, the Savona terminal is the home port for a number of Costa's ships, which sail in the Mediterranean Sea.

      X. Cruise Pricing and Payment Terms

      Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price typically includes accommodations, meals, some beverages, and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our brands' payment terms generally require that a passenger pay a deposit to confirm their reservations with the balance due before the departure date, although some of our European brands provide certain of their travel agents and tour operators with credit terms, even though these parties typically require the passenger to pay for the entire cruise before sailing.

      Historically, our advance bookings have generally been taken from several months in advance of the sailing date for contemporary brands, to more than a year in advance of sailing for our luxury brands. This lead-time provides us with more time to manage our prices in relation to demand for available cabins, with the goal of achieving higher overall net revenue yields - see "Key Performance Indicators" in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this joint Annual Report on Form 10-K. In addition, some of our fares such as Carnival Cruise Lines' Supersaver fares, Costa's Pronto Price Savings fares, Holland America Line's Early Savings and Mariner Savings fares and Princess's Loveboat Savers plan, are designed to encourage potential passengers to book cruise reservations earlier. In addition, AIDA has a "JustAIDA" booking program that allows guests to make a reservation two to three months before sailing, but the exact cruise ship and specific itinerary are not determined by AIDA until two weeks prior to sailing in order to help AIDA maximize their net revenue yields.

      When a passenger elects to purchase air transportation from us, both our cruise revenues and cruise operating expenses generally increase by approximately the same amount. Air transportation prices can vary by gateway and destination. Over the last several years, we have generally experienced a lower number of guests purchasing air transportation from us, which we believe is partially a result of having opened additional embarkation points closer to our guests' homes, as well as the availability of frequent flyer programs and competitively-priced air tickets sold by third parties.

      XI. Onboard and Other Revenues

      We earn onboard and other revenues from onboard activities and services not included in the cruise ticket price consisting of, but not limited to, casino gaming, bar and some beverage sales, gift shop sales, entertainment arcades, shore excursions, art auctions, photo sales, spa services, bingo games and lottery tickets, enhanced dining experiences in alternative restaurants, video diaries, golf lessons, snorkel equipment rentals, internet and telephone usage and onboard promotional advertising for merchants located at our ports of call.

      Our casinos, which contain slot machines and gaming tables including blackjack, and in most cases craps and roulette, are open only when our ships are at sea in international waters or when otherwise specifically permitted by law. Onboard and other activities are provided either directly by us or by independent concessionaires, from which we collect a percentage of their revenues or a fee.

      Sales to our passengers of shore excursions at each ship's ports of call include, among other things, general sightseeing and adventure outings and local boat and beach parties. For the Holland America Line and Princess ships and our other brands operating to destinations in Alaska, shore excursions are operated by Holland America Tours and Princess Tours, as well as locally-owned operations. For shore excursions in other locations, we typically utilize locally-owned operations.

      In conjunction with our cruise vacations, all of our cruise brands also sell pre- and post-cruise land packages. Packages offered in conjunction with ports of call in the U.S. would generally include one to four-night vacations at nearby attractions or other vacation destinations, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or individual/multiple city tours of Boston, Massachusetts, New York City, New York, and/or San Diego, California. Packages offered in Europe generally include up to four-night vacations, including stays in well-known European cities such as Athens, Greece, Barcelona, Spain, Copenhagen, Denmark, London, England, Paris, France and Rome, Italy.

      In conjunction with our Alaska cruise vacations, principally on our Holland America Line, Princess and Carnival Cruise Lines ships, we sell pre- and post-cruise land packages, utilizing, to a large extent, our transportation and hotel assets.

      XII. Sales Relationships and Marketing Activities

      We are a customer service-driven company and continue to invest in our service organization to assist travel agents and guests. We believe that our support systems and infrastructure are among the strongest in the vacation industry.

      We sell our cruises mainly through travel agents, including wholesalers and tour operators. Our individual cruise brands' relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK and Australian passengers as discussed below. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. Our policy towards travel agents is to train and motivate them to support our products with competitive sales and pricing policies and joint marketing programs. We also use a wide variety of marketing techniques, including websites, seminars and videos, to familiarize the agents with our cruise brands and products. As with our brands' travel agent relationships, each of our brands' marketing programs are generally independent of each of our other brands. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

      Travel agents generally receive standard commissions of 10%, plus the potential of additional commissions based on sales volume. During fiscal 2006, no controlled group of travel agencies accounted for more than 10% of our revenues.

      Our investment in customer service has been focused on the development of systems and employees. We have improved our systems within the reservations and customer relationship management functions, emphasizing the continued support of the travel agency community, while simultaneously developing greater contact and interactivity with our customer base. Each brand has its own website, which provides access to information about our products to users throughout the world, and substantially all provide booking engines to our travel partners and to our customers. We also support booking capabilities through major airline computer reservation systems, including SABRE, Galileo, Amadeus and Worldspan. Although the vast majority of our cruises are distributed through travel agents, we also take telephone and internet bookings direct from customers who choose not to utilize the services of a travel agent.

      We have pursued comprehensive marketing campaigns to market our brands to vacationers, including direct response marketing. The principal media used are television, magazine, newspaper and radio advertisements and promotional campaigns. To stimulate demand we have also been offering more home port locations, which enable certain guests to lower the price of their cruise vacation by substantially reducing or eliminating the cost of air travel to and from the port.

      In addition, in both the UK and Australia we have formed a sales alliance known as the "Complete Cruise Solution," whereby our UK and Australian sales forces and back-office operations are able to provide their customers with one-stop cruise shopping for a number of our brands. Finally, we have established the World's Leading Cruise Lines ("WLCL") alliance for our family of North American cruise brands and Costa in order both to educate the consumer about the overall breadth of our cruise brands, as well as to increase the effectiveness and efficiency of marketing our brands. As part of this alliance, we offer Vacation Interchange Privileges, which is a loyalty program that provides special considerations to repeat guests aboard the WLCL brands.

      XIII. Seasonality

      Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is also increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. In addition, substantially all of Holland America Tours' and Princess Tours' revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

      XIV. Competition

      We compete with land-based vacation alternatives throughout the world, including, among others, hotels, resorts, theme parks, land-based casino operations, vacation ownership properties located in Las Vegas, Nevada and Orlando, Florida, various Caribbean, Mexican, Bahamian and Hawaiian Island destinations and numerous other vacation choices throughout Europe and the rest of the world.

      Our primary cruise competitors for contemporary and premium North American-sourced passengers are Royal Caribbean Cruises Ltd., which owns Royal Caribbean International and Celebrity Cruises, Star Cruises Limited, which owns NCL Corporation Ltd., which is comprised of Norwegian Cruise Line, NCL America and Orient Lines, Disney Cruise Line, Mediterranean Shipping Company, which owns MSC Cruises, and Crystal Cruises.

      Our primary cruise competitors for European-sourced passengers in the UK are Royal Caribbean International, Island Cruises, Fred Olsen Cruise Lines, Discovery Cruises, Saga Cruises, and Thomson Cruises, which is owned by TUI; in Germany they are MSC Cruises, Hapag-Lloyd, which is owned by TUI, Peter Deilmann, Phoenix Reisen and Transocean Cruises; and in Southern Europe they are MSC Cruises, Louis Cruise Line, Pullmantur, which is owned by Royal Caribbean Cruises Ltd., and Iberojet. We also compete for passengers throughout Europe with Celebrity Cruises, Norwegian Cruise Line and Orient Lines.

      Our primary cruise competitors for our Seabourn and Windstar luxury brands include Regent Seven Seas Cruises, Seadream Yacht Club and Silversea Cruises.

      Our North American, European and Australian brands also compete among themselves for passengers.

      XV. Governmental Regulations

            A. Maritime Regulations

      Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. In addition, our ships are registered in the Bahamas, Bermuda, Italy, the Marshall Islands, the Netherlands, Panama and the UK and, accordingly, are regulated by these jurisdictions and by the international conventions that govern the safety and environmental impact of our ships, guests and crew members. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union and the many other international ports that our ships visit are applicable to some aspects of our ship operations.

      Specifically, the International Maritime Organization, sometimes referred to as the "IMO", which operates under the auspices of the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea, sometimes referred to as SOLAS, which is applicable to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, materials, construction, life saving equipment, safe management and operation and security in order to help ensure passenger and crew safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased-in through 2010.

      In 1993, SOLAS was amended to incorporate the International Safety Management Code, referred to as the "ISM Code." The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control, the process by which a nation exercises authority over foreign ships when the ships are in that nation's waters.

      In December 2004, the Maritime Safety Committee approved for adoption amendments to SOLAS chapter II-I Parts A & B that relate to the damage stability of new cruise passenger vessels. These regulations were adopted in May 2005, and are applicable to those vessels whose keels are laid after January 1, 2009. Although the new standards do not affect our existing fleet or our vessels currently under contract whose keels will have been laid prior to January 1, 2009, compliance with these standards for ships whose keels are subsequently laid will require the development of new designs, which will increase costs.

      The most important convention regulating and preventing marine pollution by ships is the IMO International Convention for the Prevention of Pollution from Ships ("MARPOL"), as amended. This convention applies to all of our ships and covers accidental and operational oil pollution as well as pollution by various items including, but not limited to, sewage, garbage and air emissions.

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

      Our ships that call at U.S. ports are subject to inspection by the U.S. Coast Guard for compliance with SOLAS, by the U.S. Public Health Service for sanitary standards, and by other agencies such as U.S. Customs and Border Protection, with regard to customs and immigration. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.

      Finally, our ships are also subject to various security requirements, primarily including the International Ship and Port Facility Security Code ("ISPS Code"), which is part of SOLAS. Among other things, the ISPS Code requires vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective country of registry, and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code. For ships that are registered in the U.S. or have operations located in the U.S. the Maritime Transportation Security Act of 2002 ("MTSA") is the governing regulation. The MTSA establishes Area Maritime Security requirements for geographic port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

      In 2006, the International Labour Organization ("ILO"), adopted a new Consolidated Maritime Labour Convention (the "Convention"). The ILO is also an agency of the United Nations that develops worldwide employment standards. There have been over 60 maritime labor conventions and recommendations developed since 1920 in areas such as minimum age of seafarers, medical certificates, recruitment practices, health and welfare, hours of work, and social security. The Convention is a comprehensive instrument that consolidates all of the existing standards and recommendations into one instrument to reflect modern conditions and language that will govern all aspects of crew management for all ships in international commerce. While many of the practices, were widely adhered to by ships registered in different countries, this consolidated Convention will place additional requirements on shipowners not previously in effect. Thirty member countries representing 33% of the world's merchant ship tonnage will be required to ratify the Convention before it goes into effect 12 months after such ratification. We currently expect the Convention to be effective for our ships in 2010 based on an expected European Unions ("EU") ratification in 2008 or early 2009. Accordingly, if ratified, the Convention may increase our 2010 and subsequent crew costs.

      We believe that health, environmental, safety and security issues will continue to be an area of focus by relevant government authorities in the U.S., the European Union and elsewhere. Resulting legislation or regulations, or changes in existing legislation or regulations, could impact our operations and would likely subject us to increasing compliance costs in the future.

            B. Permits for Glacier Bay, Alaska

      In connection with certain of our Alaska cruise operations, Holland America Line, Princess Cruises and Carnival Cruise Lines rely on concession permits from the U.S. National Park Service to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed and we cannot be certain that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future.

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

      In particular, in the U.S., the Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

      Furthermore, in the U.S., the Oil Pollution Act of 1990 (the "OPA") provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply, however, where the discharge is proximately caused by the gross negligence or willful misconduct or the violation of an applicable safety, construction, or operating regulation by a responsible party; or the responsible party fails or refuses to: report the incident as required by law, provide all reasonable cooperation and assistance in connection with removal operations, or without sufficient cause, comply with an order issued by the federal on-scene coordinator. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships operating therein. These certificates demonstrate our ability to meet removal costs and damages related to water pollution, such as for an oil spill or a release of a hazardous substance, up to our ship's statutory liability limit.

      In addition, most U.S. states that border a navigable waterways or seacoasts have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

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

      Limitations on the sulphur content of fuel are part of new regulations approved by the International Convention for the Prevention of Pollution from Ships Annex VI ("MARPOL Annex VI"). Ships must carry an International Air Pollution Prevention Certificate issued by its flag state indicating that it is operating in compliance with MARPOL Annex VI. These certificates are required to be issued during the three-year period ending in May 2008. Among other things, MARPOL Annex VI establishes a limit on the sulphur content of fuel oil and calls on the IMO to monitor the worldwide average sulphur content of fuel oil supplied for use aboard vessels. In addition, MARPOL Annex VI provides for special "Sox Emission Control Areas" to be established with more stringent limitations on sulphur emissions. Compliance with MARPOL and other European Union ("EU") regulations may increase our operating costs, including the cost of fuel, beginning in November 2007 for ships operating in the North Sea and the English Channel. Further EU regulations regarding the use of low sulphur fuel on passenger ships on regular service to or from EU ports has recently been introduced. Our current understanding is that these EU regulations do not apply to cruise ships, however, we cannot be certain that our understanding is correct.

      If we violate or fail to comply with environmental laws, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations.

      The International Organization for Standardization ("ISO") is an international standard-setting body, which produces worldwide industrial and commercial standards. ISO 14001 is one of the series of ISO 14000 environmental management standards that were developed to help organizations manage their processes, products and services to minimize environmental impacts. ISO 14001 presents a structured approach to setting environmental objectives and targets, and provides a framework for any organization to apply these broad conceptual tools to their own processes. During 2006, we completed our corporate-wide implementation and received certification of our ISO 14001 Environmental Management System at all our ship operating companies.

      In December 2006 the Maritime Safety Committee, which is the safety body at the IMO, approved the adoption of amendments to SOLAS Ch II-2 that relate to passenger ship balconies. These regulations will enter into force on July 1, 2008 and impose stricter limits on combustible materials and apply to both new and existing ships. As of February 12, 2007, we anticipate that all our ships including recent newbuild contracts, those currently under construction and our existing ships will meet these requirements.

      In addition, there are a number of safety related amendments that will enter into force in July 2010 many of which are already being incorporated into our current newbuilds. These include requirements for safety centers, emergency cabin lighting, local sounding audible alarms, and amendments to fire detection systems. Finally, the enhanced safe return to port requirements also enter into force for keels laid after July 2010. Our current newbuilds meet existing requirements, and do not need to comply with these new standards, but future new designs are being developed that will meet these new requirements.

      From time to time, environmental, health and safety regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from certain of the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject us to increasing compliance costs in the future.

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

      We are also required by German and French law to obtain a guarantee from a reputable insurance company to ensure that, in case of insolvency, our customers will be refunded any monies they have paid on account of a booking and, in addition, that they will be repatriated without additional cost if insolvency occurs after a cruise starts. In addition, in Australia, we are a member of the Travel Compensation Fund which provides compensation, as a last resort, to consumers who suffer losses in their dealings with travel agents. Finally, other jurisdictions, including Argentina and Brazil, require the establishment of financial responsibility for passengers from their jurisdictions.

      We believe we have all material licenses to conduct our business. From time to time, various other regulatory and legislative changes may be proposed or adopted that could have an effect on the cruise industry, in general, and our business, in particular. See Part I, Item 1A. "Risk Factors" for a discussion of other regulations which impact us.

      XVI. Financial Information

      For financial information about our cruise reporting segment and geographic information with respect to each of the three years in the period ended November 30, 2006, see Note 11, "Segment Information" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      C. Employees

      Our shoreside operations have approximately 10,100 full-time and 4,600 part-time/seasonal employees. We also employ approximately 60,000 officers, crew and staff onboard our 81 ships at any one time. Due to the highly seasonal nature of our Alaskan and Canadian operations, Holland America Tours and Princess Tours increase their work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, transportation and ship operations. We consider our employee and union relations generally to be good.

      We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

      D. Suppliers

      Our largest purchases are for travel agency services, fuel, advertising, food and beverages, hotel and restaurant supplies and products, airfare, repairs and maintenance, including dry-docking, port facility utilization, communication services and for the construction of our ships. Although we utilize a select number of suppliers for most of our food and beverages and hotel and restaurant supplies and products, most of these items are available from numerous sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at dry-dock facilities in Australia, the Bahamas, British Columbia, Canada, the Caribbean, Europe and the U.S. Finally, as of February 12, 2007, we have agreements in place for the construction of 20 cruise ships by three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, refurbishment and newbuild requirements.

      E. Insurance

      General

      We maintain insurance to cover a number of risks associated with owning and operating vessels in international trade. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premium increases are dependent on our own loss experience and the general premium requirements of our underwriters. We cannot be certain that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for the below-mentioned risks, some of which have increased in recent years, and we may increase our self insurance levels further in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues for our ships.

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

      War Risk Insurance

      We maintain war risk insurance coverage for liability and physical damage, subject to coverage limits and exclusions for claims such as those arising from chemical, nuclear and biological attacks, on all of our ships covering our legal liability to crew, passengers and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist risks. This coverage is provided by international marine insurance carriers. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the liability and physical damage policies can be cancelled. In addition, the policy can be reinstated at different premium rates. This gives underwriters the ability to increase our premiums following events that they determine have increased their risk.

      Other Insurance

      As required by the FMC, we maintain performance bonds or bank guarantees in the aggregate amount of $105 million for ships operated by our brands which embark passengers in U.S. ports to cover passenger ticket liabilities in the event of a cancelled or interrupted cruise. We also maintain other performance bonds or guarantees as required by various U.S. and foreign authorities that regulate certain of our operations in their jurisdictions; the most significant of which are required by the UK Passenger Shipping Association and the UK Civil Aviation Authority and total approximately L104 million ($203 million U.S. dollars at November 30, 2006 exchange rate) and L52 million ($103 million U.S. dollars at the November 30, 2006 exchange rate), respectively, to cover our brands' UK passenger and air ticket deposit liabilities.

      We maintain standard property and casualty insurance policies to cover shoreside assets and liabilities to third parties, including our tour business and certain port facility assets, as well as appropriate workers' compensation policies.

      The Athens Convention

      Current conventions generally in force applying to passenger ships are the Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974), the 1976 Protocol to the Athens Convention and the Convention on Limitation of Liability for Maritime Claims (1976). The U.S. has not ratified any Athens Convention Protocol. However, a vessel's flag state or the port state that has ratified it may enforce the 1976 Athens Convention Protocol with regard to vessels registered under its flag or visiting a port located in its jurisdiction.

      The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002. The new protocol, which has not yet been ratified by the U.S. or any of our flag states, requires substantial levels of compulsory insurance which must be maintained by passenger ship operators and provides a direct action provision, which will allow claimants to proceed directly against insurers. This new protocol requires passenger ship operators to maintain insurance or some other form of financial security, such as a guarantee from a bank, to cover the limits of liability under the Athens Convention with regards to the death or personal injury of passengers. The timing of the ratification of this new protocol, if obtained at all, is uncertain. We cannot be certain that affordable and viable direct and reinsurance markets will be available to provide the level of coverage required under the new protocol. If the new protocol is ratified, we expect insurance costs would increase.

      F. Trademarks and Other Intellectual Property

      We own and have registered, or licensed, numerous trademarks and have also registered various domain names, which we believe are widely recognized throughout the world and have considerable value. These trademarks include the names of our cruise lines, each of which we believe is a widely-recognized brand name in the cruise vacation industry, as well as "World's Leading Cruise Lines." We have a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruises and related activities. Finally, we also have a license to use the "Love Boat" name and related marks. See Note 2, "Trademarks" to our Consolidated Financial Statements in Exhibit 13 to this joint Annual Report on Form 10-K.

      G. Taxation

      U.S. Federal Income Tax

      We are a foreign corporation engaged in a trade or business in the U.S., and our ship-owning subsidiaries are foreign corporations that, in many cases, depending upon the itineraries of their ships, receive income from sources within the U.S. for U.S. federal income tax purposes. To the best of our knowledge, we believe that, under Section 883 of the Internal Revenue Code and applicable income tax treaties, our income and the income of our ship-owning subsidiaries, to the extent derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. This exempt income does not include our U.S. source income, principally from the transportation, hotel and tour businesses of Holland America Tours and Princess Tours, and, beginning with the year ended November 30, 2005, the items listed in the regulations under Section 883 that the Internal Revenue Service does not consider to be incidental to ship operations. Among the items that are identified in the regulations as not incidental to ship operations are income from the sale of air transportation, shore excursions and pre- and post cruise land packages deemed to be from sources within the United States. In addition, during the last quarter of 2005 and the first quarter of 2006, we chartered three vessels to the Military Sealift Command in connection with the Hurricane Katrina relief effort. Income from these charters is not considered to be income from the international operation of our ships and, accordingly, income taxes have been provided on the net earnings of these charters.

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

            Application of Section 883 of the Internal Revenue Code

      In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Effective for our year ended November 30, 2005 and thereafter, regulations provide, in general, that a foreign corporation will qualify for the benefits of
Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) the foreign corporation meets the publicly-traded test described below. In addition, to the extent a foreign corporation's shares are owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then in analyzing the stock ownership test with respect to such subsidiary, stock owned directly or indirectly by such parent corporation will be deemed owned by individuals resident in the country of incorporation of such parent corporation.

      A company whose shares are considered to be "primarily and regularly traded on an established securities market" in the U.S. or another qualifying jurisdiction will meet the publicly-traded test (the "publicly-traded test"). Stock will be considered "primarily traded" on one or more established securities markets if, with respect to each class of stock of the particular corporation, the number of shares in each such class that are traded during a taxable year on any such market exceeds the number of shares in each such class traded during that year on any other established securities market. Stock of a corporation will generally be considered "regularly traded" on one or more established securities markets under the regulations if (i) one or more classes of stock of the corporation that, in the aggregate, represent more than 50% of the total combined voting power of all classes of stock of such corporation entitled to vote and of the total value of the stock of such corporation are listed on such market; and (ii) with respect to each class relied on to meet the more than 50% requirement in (i) above, (x) trades in each such class are effected, other than in de minimis quantities, on such market on at least 60 days during the taxable year, and (y) the aggregate number of shares in each such class of the stock that are traded on such market during the taxable year is at least 10% of the average number of shares of the stock outstanding in that class during the taxable year. A class of stock that otherwise meets the requirements outlined in the preceding sentence is not treated as meeting such requirements for a taxable year if, at any time during the taxable year, one or more persons who own, actually or constructively, at least 5% of the vote and value of the outstanding shares of the class of stock, own, in the aggregate, 50% or more of the vote and value of the outstanding shares of the class of stock (the "5% Override Rule"). However, the 5% Override Rule does not apply (a) where the foreign corporation establishes that qualified shareholders own sufficient shares of the closely-held block of stock to preclude non-qualified shareholders of the closely-held block of stock from owning 50% or more of the total value of the class of stock for more than half of the taxable year; or (b) to shares of stock owned by an investment company registered under the Investment Company Act of 1940.

      We believe that Carnival Corporation currently qualifies as a publicly traded corporation under the regulations and substantially all of its income, with the exceptions noted above, will continue to be exempt from U.S. federal income taxes. However, because various members of the Arison family and trusts established for their benefit currently own approximately 37% of Carnival Corporation shares, there is the potential that additional shareholders could acquire 5% or more of its shares, which could result in Carnival Corporation being considered closely held, and thus jeopardize its qualification as a publicly traded corporation. If, in the future, Carnival Corporation were to fail to qualify as a publicly traded corporation, it and all of its ship-owning or operating subsidiaries that rely on Section 883 for exempting cruise operations income would be subject to U.S. federal income tax on their U.S. source cruise operation income. In such event, the net income of Carnival Corporation's ship-owning or operating subsidiaries would be materially reduced.

      As a precautionary matter, Carnival Corporation amended its articles of incorporation in fiscal 2000 to ensure that it would continue to qualify as a publicly traded corporation under these regulations when they were originally proposed. As applied to Carnival Corporation, the final regulations are substantially the same as the proposed regulations. This amendment provides that no one person or group of related persons, other than certain members of the Arison family and trusts established for their benefit, may own or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code more than 4.9% of Carnival Corporation shares, whether measured by vote, value or number of shares, without the consent of Carnival Corporation's Board of Directors. Unless Board consent is provided, any Carnival Corporation shares acquired in violation of this provision will be transferred to a trust and, at the direction of its board of directors, sold to a person whose shareholding does not violate that provision. No profit for the purported transferee may be realized from any such sale. In addition, under specified circumstances, the trust may transfer the common stock at a loss to the purported transferee. Because certain of Carnival Corporation notes are convertible into its shares, the transfer of these notes are subject to similar restrictions. These transfer restrictions may also have the effect of delaying or preventing a change in control or other transactions in which the shareholders might receive a premium for Carnival Corporation shares over the then prevailing market price or which the shareholders might believe to be otherwise in their best interest.

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

            Exemption Under Applicable Income Tax Treaties

     We believe that the U.S. source shipping income from Carnival plc and its UK and Italian resident subsidiaries currently qualify for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. There is, however, no authority that directly addresses the effect, if any, of DLC arrangements on the availability of benefits under the treaties and, consequently, the matter is not free from doubt. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat shipping income differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for exemption under Section 883, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income, which would reduce our net income.

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

      The net tax regime should be the tax regime applied to Carnival Corporation in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a federal corporate tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a branch interest tax.

      The four percent tax regime should be the tax regime applicable to our vessel owning subsidiaries based outside the United States, in the absence of an exemption under Section 883 or any applicable U.S. income tax treaty. Under the four percent tax regime, gross U.S. source shipping income would be subject to a four percent tax, without the benefit of deductions.

      UK Income Tax

      Cunard, Ocean Village, P&O Cruises, P&O Cruises Australia and Swan Hellenic have all elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on profit calculated by reference to the net tonnage of qualifying vessels. UK corporation tax is not chargeable under the normal UK tax rules on these brands' operating relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities. It also includes dividends from foreign companies, which are subject to a tax on profits in their country of residence or elsewhere and the activities of which broadly would qualify in full for the UK tonnage tax regime if they were UK resident.

      For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. There is also a seafarer training requirement to which the tonnage tax companies are subject.

      Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not currently forecast to be significant, remain subject to normal UK corporation tax.

      Italian and German Income Tax

      In November 2004, the German brand of Carnival plc, AIDA, became a division of Costa. From the date of this change, AIDA's income is subject to Italian income tax. The majority of the profits earned by our German brands are exempt from German corporation taxes by virtue of the Italy/Germany double tax treaty.

      During the 2005 third quarter, Costa elected to enter into the Italian Tonnage Tax regime, effective for its 2005 fiscal year and for the following nine years. This regime taxes Costa's and AIDA's shipping profits, as defined, which is most of Costa's and AIDA's income, calculated by reference to the net tonnage of its qualifying vessels. However, most of the income not considered to be shipping profits for Italian Tonnage Tax purposes will be taxed under the Italian tax regime for Costa and AIDA's Italian-registered ships.

      Australian Income Tax

      P&O Cruises Australia is a division of Carnival plc, and the income from this operation, is subject to UK tonnage tax as discussed above. The majority of this operation's profits are exempt from Australian corporation taxes by virtue of the UK/Australian tax treaty.

      State Taxes

      In addition to the U.S. federal income and branch level taxes discussed above, Carnival Corporation & plc and certain of its affiliates are subject to various U.S. state income taxes generally imposed on each states portion of the U.S. source income subject to federal income taxes.

      In addition, in August, 2006 the State of Alaska passed Ballot Initiative 2 (the "Initiative") which, among other things, imposes a tax on cruise passengers sailing in Alaskan waters. The Initiative took effect at the beginning of 2007 and imposes a $46 per passenger tax on cruise passengers aboard vessels with at least 250 berths, an additional fee of $4 per passenger for an Ocean Ranger program, expands the amount of commercial passenger vessel income that is subject to Alaska corporate state income taxes and assesses a 33% tax on income from onboard gambling. The Initiative also imposes a number of other regulations, reporting and operational requirements on cruise vessel operators.

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

Item 1A. Risk Factors.

      You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this joint Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks we face. The risks listed below are only those risks relating to our operations that we consider material. There may be additional risks, that we currently consider not to be material, or which we are not currently aware of, that could have an adverse effect on our future results. Some of the statements in this section and elsewhere in this joint Annual Report on Form 10-K are "forward-looking statements." For a discussion of those statements and of other factors to consider see the "Cautionary Note Concerning Factors That May Affect Future Results" section below.

o General economic and business conditions may adversely impact the levels of our potential vacationers' discretionary income and this group's confidence in the U.S. economy and, consequently, reduce our brands' net revenue yields and profitability.

      Demand for cruises is dependent on the underlying economic strength of the countries from which cruise companies source their passengers. Adverse changes in the economic climate, such as higher fuel prices, higher interest rates and changes in governmental policies could reduce the discretionary income or consumer confidence in the countries from which we source our guests. Consequently this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

o International political and other world events affecting safety and security could adversely affect the demand for cruises and could harm our future sales and profitability.

      Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public's attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry and may continue to do so in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

o           We may lose business to competitors throughout the vacation market.

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

o Overcapacity within the cruise and land-based vacation industry could have a negative impact on net revenue yields and increase operating costs, thus resulting in ship, goodwill and/or trademark asset impairments, all of which could adversely affect profitability.

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

o Accidents, unusual weather conditions or natural disasters and other incidents affecting the health, safety, security and vacation satisfaction of passengers could have an adverse affect on our sales and profitability.

      The operation of cruise ships involves the risk of accidents, including those caused by the improper operation of our ships, passenger and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions and other incidents at sea or while in port, which may bring into question passenger safety, health, security and vacation satisfaction, and thereby adversely effect future industry performance, sales and profitability. In addition, our cruises and port facilities may be impacted by unusual weather patterns or natural disasters, such as hurricanes and earthquakes. For example, in 2005 Hurricane Wilma caused the temporary closing of cruise ports in South Florida and also destroyed our pier facility in Cozumel, Mexico, which is not expected to re-open until late-2008. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would have an adverse affect on sales and profitability.

o Adverse publicity concerning the cruise industry in general, or us in particular, could affect our reputation and harm our future sales and profitability.

      Maintaining a good reputation is critical to our business. Reports, whether true or not, of ship accidents and other incidents at sea or while in port, missing passengers, inappropriate crew or passenger behavior, passenger or crew illnesses such as incidents of stomach flu or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity. Anything that damages our reputation (whether or not justified), including adverse publicity about the safety and passenger satisfaction of cruising, or the vacation industry in general, could have an adverse affect impact on demand, which could lead to price discounting and a reduction in our net income.

o We are subject to many economic and political factors, including changes in and compliance with numerous rules and regulations that are beyond our control, which could result in increases in our operating, financing and tax costs and could harm future sales and profitability.

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

      For example, in 2006, 2005 and 2004 fuel costs accounted for 14.4%, 11.9% and 9.3%, respectively, of our total cruise operating expenses. Economic and political conditions in certain parts of the world make it difficult to predict the price of fuel in the future. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations.

      In addition, the State of Alaska recently instituted new state taxes which will impact the cruise industry operating in Alaska, and could result in a reduction in demand for Alaska cruises. It is possible that other states, countries or ports of call that we regularly visit may decide to also assess new taxes specifically targeted to the cruise industry, which could increase our operating costs and/or could decrease the demand for cruises and ultimately decrease our net revenue yields.

      Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our passengers.

o Environmental legislation and regulations could affect operations and increase our operating costs.

      Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Congress, the IMO and the U.S. Environmental Protection Agency periodically consider new laws and regulations to manage cruise ship pollution. In addition, various other regulatory agencies in the States of Alaska, California, Florida, Hawaii, Maine, Washington and elsewhere, including European regulatory organizations, have enacted or are considering new regulations or policies, which could adversely impact the cruise industry. See Part I, Item 1. Business, B. - "Cruise Operations - Governmental Regulations" for additional information.

      Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could increase our cost of compliance or otherwise materially adversely affect our business, results of operations and/or financial condition.

o New regulations of health, safety, security and other regulatory issues could increase our operating costs or negatively effect our bookings and future net revenue yields and adversely affect net income.

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

      Pursuant to the Western Hemisphere Travel Initiative, by the earlier of June 1, 2009 or 90 days after the sanctioning of a People Access Security Service ("PASS") card, U.S. citizens will be required to carry a passport or, if available, a PASS card, for travel by land or sea to or from certain countries/areas that are currently exempt from passport requirements, such as the Caribbean, Canada and Mexico. The State Department and the Department of Homeland Security are collaborating on the development of a PASS card system. The PASS card is a secure credential that verifies the citizenship and identity of U.S. nationals who re-enter the United States and is seen as a less expensive alternative to a passport.

      Since many cruise customers visiting these destinations may not currently have passports or may not obtain a PASS card if and when available, it is likely that this will have some negative effect on our bookings and future net revenue yields when the regulations take effect. There are a number of factors that could influence the ultimate impact of these regulations, such as customer travel patterns, the cost and ease of obtaining PASS cards, customer price sensitivity and the cost and effectiveness of mitigating programs we and others have established or will establish.

o Delays in ship construction and problems encountered at shipyards could reduce our profitability.

      The construction of cruise ships is a complex process and involves risks similar to those encountered in other sophisticated construction projects, including delays in completion and delivery. In addition, industrial actions, insolvency or financial problems of the shipyards building our ships could also delay or prevent the delivery of our ships under construction. These events could adversely affect our profitability. However, the impact from a delay in delivery could be partially mitigated by contractual provisions and refund guarantees obtained by us. In addition, the consolidation of the European cruise shipyards in recent years could result in higher prices for future new ship orders, which could reduce our profitability.

      Finally, as of November 30, 2006, we had entered into foreign currency swaps to fix the cost in sterling of two of our euro denominated shipbuilding contracts. If the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency swaps related to the shipyard's shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency swaps without having the ability to have an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results.

o Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain additional financing, if necessary, on terms that are favorable or consistent with our expectations.

      Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in customer demand, increased competition, overcapacity, the deterioration in general economic and business conditions, terrorist attacks, ship accidents and other incidents, adverse publicity and increases in fuel prices, as well as other factors noted under these "Risk Factors" and under the "Cautionary Note Concerning Factors That May Affect Future Results" section below. To the extent that we are required, or choose, to fund future cash requirements, including future shipbuilding commitments, from sources other than cash flow from operations, cash on hand and current external sources of liquidity, including committed financings, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.

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

o Geographic regions in which we try to expand our business may be slow to develop, and ultimately not develop how we expect, thus resulting in the slower growth of our business.

      As we expand our global presence, we enter into new developing markets, which require, among other things, certain start-up costs that we may not be able to recover through future revenues that these new markets will generate. In addition, we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion plans may not produce the returns that we had expected. For instance, we recently entered the Chinese market, and it is currently too early to determine if it will develop as expected.

o We rely to a large extent on scheduled commercial airline services for guest connections and, therefore, increases in the price of, or major changes or reduction in commercial airline services, could undermine our ability to provide reasonably priced vacation packages to our guests.

      Some of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall vacation price to our guests and may adversely affect demand for our cruises. In addition, changes in commercial airline services as a result of strikes, weather or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations.

o We rely on external sales distribution channels for most of our guests bookings and, therefore, major changes in the costs or availability of external distribution channels could result in a reduction in our sales revenues and net income.

      In 2006, the vast majority of our guests booked their cruises through independent travel agents, wholesalers and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Although we offer commission and other incentives to them for booking our cruises that are comparable to those offered by others in the cruise industry, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future. In addition, significant disruptions or contractions to these businesses could have an adverse effect on our sales and related commission costs.

o The decision to self-insure against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses.

      We seek to maintain comprehensive insurance coverage at commercially reasonable rates. We believe that our current coverage is adequate to protect us against most of the significant risks involved in the conduct of our business, although we do elect to self-insure or use higher deductibles for various risks to minimize the cost of our insurance coverage. Accordingly, we are not protected against all risks, which could result in unexpected increases in our expenses in the event of an incident.

      In addition, a new protocol to the Athens Convention is in the process of being ratified, which would require some passenger ship operations to maintain insurance or some other form of financial security, to cover the limits of liability under the Athens Convention. If the protocol is ratified, we cannot be certain that affordable and viable insurance markets will be available to provide the required coverages. If the new protocol is ratified we expect our insurance costs to increase.

      Finally, we may also be subject to additional premium costs, in amounts based not only on our own claim records, but also on the claim records of all other members of the protection and indemnity associations through which we receive indemnity coverage for tort liability. If we, or other members of our P&I associations, were to sustain significant losses in the future, our ability to obtain insurance coverage or coverage at commercially reasonable rates could be materially adversely affected.

o Disruptions to our information technology networks could result in decreases in our net income.

      Our ability to increase revenues and decrease costs, as well as our ability to serve passengers most effectively, depends in part on the reliability of our information technology ("IT") networks. We use software and other IT systems to, among other things, manage our inventory of cabins held for sale and set their pricing in order to maximize our revenues, and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. While we have invested and continue to invest in IT security initiatives and disaster recovery plans, these measures cannot insulate us from IT disruptions that could result in adverse effects on our operations and net income.

o The continued availability of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

      We believe that attractive port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints, security concerns, unusual weather patterns and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and charges and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain, rebuild and increase our ports of call could adversely affect our net revenue yields and net income.

o The DLC structure involves risks not associated with the more common ways of combining the operations of two companies, and these risks may have an adverse effect on the economic performance of the companies and/or their respective share prices.

      The DLC structure is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of effecting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In our DLC structure, the combination is effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC structures and establish legal precedents that could increase the risk of a successful challenge to our DLC structure. We are maintaining two separate public companies and comply with both Panamanian corporate law and English company laws and different securities and other regulatory and stock exchange requirements in the UK and the U.S. This structure requires more administrative time and cost than was the case for each company individually, which has an adverse effect on our operating efficiency.

o Changes under the Internal Revenue Code, applicable U.S. income tax treaties, and the uncertainty of the DLC structure under the Internal Revenue Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income. In addition, changes in the UK, Italian, German, Australian and other countries' or states' income tax laws, regulations or treaties could also adversely affect our net income.

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

      See Part I, Item 1. Business, G. - "Taxation" for additional information.

o A small group of shareholders collectively owned, as of January 31, 2007, approximately 29% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

      A group of shareholders, consisting of some members of the Arison family, including Micky Arison, and trusts established for their benefit, beneficially owned approximately 37% of the outstanding common stock of Carnival Corporation, which shares represent sufficient shares entitled to constitute a quorum at shareholder meetings and to cast approximately 29% of the total combined voting power of Carnival Corporation & plc. Depending upon the nature and extent of the shareholder vote, this group of shareholders may have the power to effectively control, or at least to influence substantially, the outcome of certain shareholder votes and, therefore, the corporate actions requiring such votes.

o Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

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

o Provisions in Carnival Corporation's and Carnival plc's constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

      Carnival Corporation's amended articles of incorporation and by-laws and Carnival plc's articles of association contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that our shareholders consider to be in their best interests. As a result, these provisions may prevent our shareholders from receiving a premium to the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

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

      Cautionary Note Concerning Factors That May Affect Future Results

      Some of the statements contained in this joint Annual Report on Form 10-K are "forward-looking statements" that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, wherever possible, to identify these statements by using words like "will," "may," "believes," "expects," "anticipates," "forecast," "future," "intends," "plans," and "estimates" and for similar expressions.

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

      Certain of the risks we are exposed to are identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results" in Exhibit 13 to this joint Annual Report on Form 10-K and in this Item 1A. "Risk Factors." These sections contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

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

      None.

Item 2. Properties.

      The Carnival Corporation and Carnival plc corporate headquarters and our operating units' principal shoreside operations and headquarters are as follows:

          Entity/Brand                     Location            Square Footage   Own/Lease
          ------------                     --------            --------------   ---------
Carnival Corporation and
   Carnival Cruise Lines           Miami, FL U.S.A.            456,000/20,000   Own/Lease
Princess and Cunard                Santa Clarita, CA U.S.A.       283,000         Lease
Holland America Line, Holland
   America Tours, Princess Tours
   and Windstar                    Seattle, WA U.S.A.          233,000/38,000   Lease/Own
Costa                              Genoa, Italy                155,000/8,000    Own/Lease
Art framing and warehouse and
   Princess warehouse facilities   Dania Beach and
                                   Ft. Lauderdale,
                                   Florida U.S.A.                 152,000         Lease
P&O Cruises, Ocean Village,
   Swan Hellenic, Cunard,
   Carnival Corporation & plc's
   Technical Services and UK
   sales office                    Southampton, England (a)       112,000         Lease
AIDA                               Rostock, Germany               110,000         Lease
Carnival Cruise Lines
   sales office                    Miramar, Florida U.S.A.         63,000         Lease
P&O Cruises Australia              Sydney, Australia               35,000         Lease
Costa U.S. sales office            Hollywood, Florida U.S.A.       29,000         Lease
Carnival plc and UK sales
   offices                         London, England                  8,000         Lease

(a) P&O Cruises recently entered into a new Southampton office lease agreement for 150,000 square feet to eventually replace their existing Southampton lease facility, which they expect to move into during fiscal 2009.

      In addition, we also lease 27,000 square feet of office space in Colorado Springs, Colorado and 10,000 square feet in Fort Pierce, Florida for additional Carnival Cruise Lines reservation centers and 20,000 square feet in Los Angeles, California for Princess' entertainment department. In Williston, North Dakota, Holland America Line owns 22,000 square feet of office space that is also a reservation center. Finally, we own or lease port facilities in Cozumel, Mexico, Juneau, Alaska, Long Beach, California, Savona, Italy and Grand Turk, the Turks & Caicos Islands.

      Our cruise ships, shoreside operations, headquarter facilities and Holland America Tours' and Princess Tours' properties, are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

      Our cruise ships and Holland America Line's and Princess' private islands, Half Moon Cay and Princess Cays, respectively, are briefly described in Part I,
Item 1. Business, B. - "Cruise Operations." The hotel properties associated with Holland America Tours and Princess Tours operations, substantially all of which are owned, are briefly described in Part I, Item 1. Business, A. - "General."

Item 3. Legal Proceedings.

      On September 21, 2006, a class action complaint was filed by J. B. Miller on behalf of a purported class of past passengers against Holland America Line ("HAL") in the U.S. District Court for the Western District of Washington. The complaint alleges that HAL (a) failed to disclose that shore excursion vendors paid HAL to promote their services as required by an Alaska statute, and (b) collected and retained payment from passengers for Passenger Vessel Service Act ("PSVA") violations in certain instances when HAL did not actually incur the fines. The complaint seeks (i) certification as a class action, (ii) statutory damages under Alaska's consumer protection statutes, (iii) damages for each PSVA fine collected and additional damages for each PSVA fine collected where no fine was imposed, (iv) injunctive relief and (v) attorneys' fees, costs and interest. We believe that we have meritorious defenses to these claims and intend to vigorously defend this matter.

      In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other non-affiliated cruise lines in the U.S. District Court for the Southern District of New York on behalf of James Jacobs and a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of
(i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. We intend to vigorously defend this matter.

      As of February 2007, three separate actions had been filed against each of Carnival Corporation and Princess Cruise Lines, Ltd. in either the U.S. District Court for the Southern District of Florida ("Florida Court") or the U.S. District Court for the Central District of California ("California Court") on behalf of some current and former crew members alleging that Carnival Cruise Lines and Princess Cruises failed to timely pay the plaintiffs for overtime and other wages due (the "Wage Actions"). These six actions generally seek payment of (i) damages for breach of contract or restitution for back wages, (ii) damages under the Seaman's Wage Act and (iii) interest.

      Carnival:

      In November 2005 and in March 2005, two lawsuits were filed against Carnival Corporation in the Florida Court. In May 2006, Carnival Corporation entered into a settlement agreement for these combined lawsuits. The settlement received final court approval in 2006 resulting in the dismissal of the cases. The settlement agreement required Carnival Corporation to establish a settlement fund, the ultimate net amount of which was estimated and recorded as an expense in 2006. In February 2006 a lawsuit was filed against Carnival Corporation in the California Court, which was dismissed in November 2006 with prejudice.

      Princess:

      In November 2005, a lawsuit was filed against Princess in the Florida Court. In September 2006, Princess entered into a settlement agreement, which is subject to final court approval. The settlement agreement required Princess to establish a settlement fund, the ultimate net amount of which was estimated and recorded as an expense in 2006. We cannot be certain that such approval will be obtained. However, the Florida Court has granted preliminary approval of the settlement. A hearing is scheduled for February 2007.

      Also in September 2006, Princess settled the third class action filed against it in the California Court. In December 2006, preliminary approval of the settlement was issued by the California Court. As part of the settlement, plaintiff's appeal of summary judgment granted to Princess in the remaining Wage Action will be dismissed. We cannot be certain that final approval of the settlement will be granted.

      On November 22, 2000, Costa instituted arbitration proceedings in Italy to confirm the validity of its decision not to deliver its ship, the Costa Classica, to the shipyard of Cammell Laird Holdings PLC ("Cammell Laird") under a 79 million euro denominated contract for the conversion and lengthening of the ship in November 2000. Cammell Laird joined the arbitration proceeding on January 9, 2001 to present its counter demands. On January 9, 2001, Costa gave Cammell Laird notice of termination of the contract and Cammell Laird replied with its notice of termination of the contract on February 2, 2001. In October 2006 the arbitrator ruled in Costa's favor and, accordingly, confirmed Costa's decision not to deliver the Costa Classica to Cammell Laird. Unless the Cammell Laird administrators appeal the Tribunal's decision by December 2007, this matter is concluded.

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

               NAME           AGE                     POSITION
               ----           ---                     --------

        Micky Arison           57   Chairman of the Board of Directors and
                                       Chief Executive Officer
        Gerald R. Cahill       55   Executive Vice President and Chief Financial
                                       and Accounting Officer
        Robert H. Dickinson    64   President and Chief Executive Officer of
                                       Carnival Cruise Lines and Director
        Pier Luigi Foschi      60   Chairman and Chief Executive Officer of
                                       Costa Crociere, S.p.A. and Director
        Howard S. Frank        65   Vice Chairman of the Board of Directors and
                                       Chief Operating Officer
        Stein Kruse            48   President and Chief Executive Officer of
                                       Holland America Line Inc. ("HAL")
        Arnaldo Perez          46   Senior Vice President, General Counsel
                                       and Secretary
        Peter G. Ratcliffe     58   Chief Executive Officer of P&O Princess
                                       Cruises International and Director

      Business Experience of Executive Officers

      Micky Arison has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been Chief Executive Officer since 1979. Mr. Arison has been employed by us for 35 years.

      Gerald R. Cahill has been Executive Vice President and Chief Financial and Accounting Officer since December 2003. From January 1998 to November 2003 he was Senior Vice President Finance, Chief Financial and Accounting Officer. Mr. Cahill has been employed by us for 12 years.

      Robert H. Dickinson has been a director since June 1987. Mr. Dickinson has been President and Chief Executive Officer of Carnival Cruise Lines since May 2003. He was President and Chief Operating Officer of Carnival Cruise Lines from May 1993 to May 2003. Mr. Dickinson has been employed by us for 35 years.

      Pier Luigi Foschi has been a director since April 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000. Mr. Foschi has been employed by us for nine years.

      Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. Mr. Frank has been employed by us for 17 years.

      Stein Kruse has been the President and Chief Executive Officer of HAL since December 2004. From November 2003 to November 2004, he was the President and Chief Operating Officer of HAL. From September 1999 to October 2003, he was Senior Vice President, Fleet Operations for HAL. From June 1997 to August 1999 he was Senior Vice President and Chief Financial Officer for "K" Line America, Inc. Mr. Kruse has been employed by us for seven years.

      Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary. Mr. Perez has been employed by us for 14 years.

      Peter G. Ratcliffe has been a director since April 2003 and a director of Carnival plc since October 2000. He is Chief Executive Officer of P&O Princess Cruises International, and is primarily responsible for the operations of Cunard, Ocean Village, P&O Cruises, P&O Cruises Australia, Princess and Swan Hellenic. He was Carnival plc's Chief Executive Officer until April 2003. He was previously an executive director of The Peninsular and Oriental Steam Navigation Company and head of its cruise division, having served as President of Princess since 1993 and its Chief Operating Officer since 1989. Mr. Ratcliffe has been employed by us or Carnival plc predecessor companies for 33 years.

                                     PART II

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

      C. Dividends

      Carnival Corporation and Carnival plc declared cash dividends on all of their common stock and ordinary shares, respectively, in the amount of:

                                       Quarters Ended
                    -------------------------------------------------------
                    February 28       May 31     August 31      November 30
                    -----------       ------     ---------      -----------

2007                   $0.275
2006                   $ 0.25         $0.25        $0.25          $0.275
2005                   $ 0.15         $0.20        $0.20          $ 0.25

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

      Payment of future dividends on Carnival Corporation common stock and Carnival plc ordinary shares will depend upon, among other factors, our earnings, financial condition and capital requirements. The payment and amount of any dividend is within the discretion of the Boards of Directors, and it is possible that the timing and amount of any dividend may vary from the levels discussed above. We cannot be certain that Carnival Corporation and Carnival plc will continue to have per share dividend increases as were declared in 2006 and 2005 or maintain their current levels.

      D. Securities Authorized for Issuance under Equity Compensation Plans

      The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III of this joint Annual Report on Form 10-K.

      E. Issuer Purchases of Equity Securities

      During the quarter ended November 30, 2006, purchases by Carnival Corporation of Carnival Corporation's equity securities that are registered by it pursuant to Section 12 of the Exchange Act were as follows:

                                  Total Number of       Average    Maximum Dollar Value of Shares
                                Shares Purchased in   Price Paid     That May Yet Be Purchased
           Period                  Fourth Quarter      per Share   Under the Plans or Programs(a)
           ------               -------------------   ----------   ------------------------------
                                                                           (in millions)
September 1, 2006 through
   September 30, 2006                1,143,200        $    42.44             $   773
October 1, 2006 through
   October 31, 2006                                                          $   773
November 1, 2006 through
   November 30, 2006                                                         $   773
                                     ---------
Total                                1,143,200        $    42.44
                                     =========

(a) During 2004 the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain repurchase restrictions on the Carnival plc shares. We completed this $1 billion repurchase program on June 29, 2006. A second $1 billion authorization was approved by the Boards of Directors in June 2006 subject to certain restrictions ("2006 Purchase Program"). This 2006 Purchase Program may be discontinued by our Boards of Directors at any time and does not have an expiration date.
      The Carnival plc share repurchase authorization requires annual shareholder approval. All shares in the above table were repurchased pursuant to this 2006 Purchase Program. At February 9, 2007 the remaining availability pursuant to our 2006 Purchase Program was $773 million.

      During the year ended November 30, 2006, $69 million of our Zero-Coupon Notes were converted at their accreted value into 2.1 million shares of Carnival Corporation common stock, of which 1.9 million were issued from treasury stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Item 8. Financial Statements and Supplementary Data.

      The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 12, 2007, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this joint Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      Our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2006, that they are effective as described above.

      Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2006.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K.

      Changes in Internal Control over Financial Reporting

      During the three months ended November 30, 2006, we continued with our implementation of a new worldwide accounting system.

      As a result, there have been changes in our internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

      None.

                                    PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the
      Registrants, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Principal Accounting Fees and Services.

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

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION                       CARNIVAL PLC

/s/ Micky Arison                           /s/ Micky Arison
----------------                           ----------------
Micky Arison                               Micky Arison
Chairman of the Board of                   Chairman of the Board of
Directors and Chief Executive Officer      Directors and Chief Executive Officer
February 12, 2007                          February 12, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION                       CARNIVAL PLC

/s/ Micky Arison                           /s/ Micky Arison
----------------                           ----------------
Micky Arison                               Micky Arison
Chairman of the Board of                   Chairman of the Board of
Directors and Chief Executive Officer      Directors and Chief Executive Officer
February 12, 2007                          February 12, 2007

/s/ Howard S. Frank                        /s/ Howard S. Frank
-------------------                        -------------------
Howard S. Frank                            Howard S. Frank
Vice Chairman of the Board of              Vice Chairman of the Board of
Directors and Chief Operating Officer      Directors and Chief Operating Officer
February 12, 2007                          February 12, 2007

/s/ Gerald R. Cahill                       /s/ Gerald R. Cahill
--------------------                       --------------------
Gerald R. Cahill                           Gerald R. Cahill
Executive Vice President                   Executive Vice President
and Chief Financial and                    and Chief Financial and
Accounting Officer                         Accounting Officer
February 12, 2007                          February 12, 2007

/s/ *Richard G. Capen, Jr.                 /s/ *Richard G. Capen, Jr.
--------------------------                 --------------------------
Richard G. Capen, Jr.                      Richard G. Capen, Jr.
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Robert H. Dickinson                   /s/ *Robert H. Dickinson
------------------------                   ------------------------
Robert H. Dickinson                        Robert H. Dickinson
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Arnold W. Donald                      /s/ *Arnold W. Donald
---------------------                      ---------------------
Arnold W. Donald                           Arnold W. Donald
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Pier Luigi Foschi                     /s/ *Pier Luigi Foschi
----------------------                     ----------------------
Pier Luigi Foschi                          Pier Luigi Foschi
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Richard J. Glasier                    /s/ *Richard J. Glasier
-----------------------                    -----------------------
Richard J. Glasier                         Richard J. Glasier
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Baroness Sarah Hogg                   /s/ *Baroness Sarah Hogg
------------------------                   ------------------------
Baroness Hogg                              Baroness Hogg
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *A. Kirk Lanterman                     /s/ *A. Kirk Lanterman
----------------------                     ----------------------
A. Kirk Lanterman                          A. Kirk Lanterman
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Modesto A. Maidique                   /s/ *Modesto A. Maidique
------------------------                   ------------------------
Modesto A. Maidique                        Modesto A. Maidique
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Sir John Parker                       /s/ *Sir John Parker
--------------------                       --------------------
Sir John Parker                            Sir John Parker
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Peter G. Ratcliffe                    /s/ *Peter G. Ratcliffe
-----------------------                    -----------------------
Peter G. Ratcliffe                         Peter G. Ratcliffe
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Stuart Subotnick                      /s/ *Stuart Subotnick
---------------------                      ---------------------
Stuart Subotnick                           Stuart Subotnick
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Laura Weil                            /s/ *Laura Weil
---------------                            ---------------
Laura Weil                                 Laura Weil
Director                                   Director
February 12, 2007                          February 12, 2007

/s/ *Uzi Zucker                            /s/ *Uzi Zucker
---------------                            ---------------
Uzi Zucker                                 Uzi Zucker
Director                                   Director
February 12, 2007                          February 12, 2007

*By: /s/ Arnaldo Perez                     *By: /s/ Arnaldo Perez
----------------------                     ----------------------
(Arnaldo Perez                             (Arnaldo Perez
Attorney-in-fact)                          Attorney-in-fact)
February 12, 2007                          February 12, 2007

INDEX TO EXHIBITS
Page No. in
Sequential
Numbering
System
Exhibits

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

 4.1-Agreement of Carnival Corporation and Carnival plc, dated February 7, 2007 to furnish certain debt instruments to the Securities and Exchange Commission.

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

 4.7-Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent, incorporated by reference to the joint Current Report on Form 8-K of Carnival Corporation and Carnival plc filed on April 17, 2003.

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

 4.10-Form of deposit agreement among P&O Princess Cruises plc, Morgan Guaranty Trust Company of New York, as depositary, and holders and beneficial owners from time to time of ADRs issued thereunder, incorporated by reference to P&O Princess' Cruises registration statement on Form 20-F.

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

 10.3-Facilities Agreement dated October 21, 2005, between Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland as facilities agent and a syndicate of financial institutions incorporated by reference to Exhibit 10.3 to our joint Annual Report on Form 10-K for the year ended November 30, 2005.

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

*10.11-First Amendment to Consulting Agreement/Registration Rights Agreement between Carnival Corporation and Ted Arison, incorporated by reference to Exhibit No. 10.40 to Carnival Corporation's Annual Report on Form 10-K for the year ended November 30, 1992.

*10.12-Director Appointment Letter between Peter G. Ratcliffe and Carnival plc, incorporated by reference to Exhibit No. 10.23 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

*10.13-Director Appointment Letter, dated August 19, 2004, between Baroness
 Sarah Hogg and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.13 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.14-Director's Appointment Letter, dated August 19, 2004, between Richard J.
 Glasier and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.14 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.15-Director Appointment Letter, dated August 19, 2004, between Sir John
 Parker and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.15 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

*10.16-Amended and Restated Carnival plc 2005 Employee Share Plan, incorporated by reference to Exhibit No. 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

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

 10.29-Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison, incorporated by reference to Exhibit No. 10.3 to Carnival Corporation's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

*10.30-Employment Agreement, dated as of April 17, 2003, by and between POPCIL and Peter Ratcliffe, incorporated by reference to Exhibit No. 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

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

*10.35-Amendment to the Carnival Corporation Nonqualified Retirement Plan For
 Highly Compensated Employees, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

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

*10.38-Director Appointment Letter, dated December 1, 2004, between A. Kirk
 Lanterman and each of Carnival Corporation and Carnival plc, incorporated by reference to Exhibit No. 10.38 to our joint Annual Report on Form 10-K for the year ended November 30, 2004.

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

*10.58-Amendment to the Carnival Corporation "Fun Ship" Nonqualified Savings
 Plan, incorporated by reference to Exhibit No. 10.1 to our joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.

*10.59-Form of Nonqualified Stock Option Agreement for the Amended and Restated
 Carnival Corporation 2001 Outside Director Stock Plan, incorporated by reference to Exhibit No. 10.5 to our joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2005.

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

 10.63-Deed of Guarantee, dated October 21, 2005, between Carnival Corporation as guarantor and the Royal Bank of Scotland plc as facilities agent, incorporated by reference to Exhibit No. 10.63 to our joint Annual Report on Form 10-K for the year ended November 30, 2005.

 10.64-Deed of Guarantee, dated October 21, 2005, between Carnival plc as guarantor and the Royal Bank of Scotland plc as facilities agent, incorporated by reference to Exhibit No. 10.64 to our joint Annual Report on Form 10-K for the year ended November 30, 2005.

*10.65-Corporate Aviation Administrative Policy Statement for the use of
 Carnival Corporation & plc aircraft, incorporated by reference to Exhibit No.
 10.2 to our joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

*10.66-Form of Restricted Share Unit Award Certificate for the Amended and
 Restated Carnival plc 2005 Employee Share Plan, incorporated by reference to Exhibit No. 10.3 to our joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

*10.67-Form of Restricted Stock Unit Agreement for the Amended and Restated
 Carnival Corporation 2002 Stock Plan, incorporated by reference to Exhibit No.
 10.4 to our joint Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

*10.68-Princes Cruises Chief Executive Officer Supplemental Retirement Plan for
 Peter Ratcliffe, incorporated by reference to the joint Current Report on Form 8-K filed on October 20, 2006.

 12-Ratio of Earnings to Fixed Charges.

 13-Portions of 2006 Annual Report incorporated by reference into 2006 joint Annual Report on Form 10-K.

 21-Significant Subsidiaries of Carnival Corporation and Carnival plc.

 23-Consent of Independent Registered Certified Public Accounting Firm.

 24.1-Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, Gerald R. Cahill and Arnaldo Perez authorizing such persons to sign this 2006 joint Annual Report on Form 10-K and any future amendments on their behalf.

 24.2-Power of Attorney given by Laura Weil, a Director of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, Gerald R. Cahill and Arnaldo Perez authorizing such persons to sign this 2006 joint Annual Report on Form 10-K and any future amendments on their behalf.

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