Form 10-K/A
period 2006-11-30
CARNIVAL PLC; CARNIVAL CORP
filed 2007-02-12
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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

Item 15. Exhibits, Financial Statement Schedules.

(a)   (1) Financial Statements

      Carnival Corporation & plc is filing this amendment to its 2006 joint Annual Report on Form 10-K to amend Exhibit 13, which is incorporated herein by reference.

Explanatory Note

      This amendment is necessary to correct a typographical error for one word in the second to the last sentence in the third paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook For Fiscal 2007 ("2007")" from "not" to "now," so that this sentence reads "Our earnings per share for the first quarter of 2007 is now expected to come in at the high end of the range of our December guidance of $0.33 to $0.35 per share because of lower fuel costs."

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