Form 10-K
period 2007-11-30
CARNIVAL PLC; CARNIVAL CORP
filed 2008-01-29
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 1-9610

Carnival Corporation

(Exact name of registrant as specified in its charter)

Republic of Panama

(State or other jurisdiction of incorporation or organization)

59-1562976

(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428

(Address of principal executive offices) (Zip code)

(305) 599-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock ($.01 par value)

Name of each exchange on which registered

New York Stock Exchange, Inc.

Commission file number: 1-15136

Carnival plc

(Exact name of registrant as specified in its charter)

England and Wales

(State or other jurisdiction of incorporation or organization)

98-0357772

(I.R.S. Employer Identification No.)

Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom

(Address of principal executive offices) (Zip code)

011 44 20 7940 5381

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Ordinary Shares each represented
by American Depositary Shares
($1.66 par value), Special Voting
Share, GBP 1.00 par value and Trust
Shares of beneficial interest in the
P&O Princess Special Voting Trust

Name of each exchange on which registered

New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

          Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). Large Accelerated Filers ☒     Accelerated Filers ☐     Non-Accelerated Filers ☐

          Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $20.13 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.	The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $8.87 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.

At January 22, 2008, Carnival Corporation had outstanding 623,620,686 shares of its Common Stock, $.01 par value.	At January 22, 2008, Carnival plc had outstanding 213,185,759 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 623,620,686 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

DOCUMENTS INCORPORATED BY REFERENCE

          The information described below and contained in the Registrants’ 2007 annual report to shareholders to be furnished to the U.S. Securities and Exchange Commission pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934 is shown in Exhibit 13 and is incorporated by reference into this joint Annual Report on Form 10-K (“Form 10-K”).

Part and Item of the Form 10-K

Part II

Item 5(a).	Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information, Holders and Performance Graph.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Portions of the Registrants’ 2008 joint definitive proxy statement, to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference into this Form 10-K under the items described below.

Part and Item of the Form 10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART I

Item 1. Business.

          A. General

          Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s articles of incorporation and by-laws and Carnival plc’s memorandum of association and articles of association.

          Carnival Corporation and Carnival plc are both public companies, with separate stock exchange listings and their own shareholders. Although the two companies have retained their separate legal identities, they operate as if they are a single economic enterprise, with a single executive management team, and have identical Boards of Directors. See Note 3, “DLC Structure” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K. Together with their consolidated subsidiaries Carnival Corporation and Carnival plc are referred to collectively in this Form 10-K as “Carnival Corporation & plc,” “our,” “us,” and “we.”

          We are the largest cruise company and one of the largest vacation companies in the world. We have a portfolio of widely recognized cruise brands and are a leading provider of cruises to all major vacation destinations. See Part I, Item 1. Business. B. - “Cruise Operations” for additional information.

          As of January 29, 2008, the summary by brand of our passenger capacity, the number of cruise ships we operate, and the primary areas in which they are marketed is as follows:

Cruise Brands	Passenger Capacity(a)	Number of Cruise Ships	Primary Market

Carnival Cruise Lines	50,770	22	North America
Princess Cruises (“Princess”)	34,450	16	North America
Costa Cruises (“Costa”)	23,196	12	Europe
Holland America Line	18,916	13	North America
P&O Cruises	8,840	5	United Kingdom
Cunard Line (“Cunard”)	6,360	3	United Kingdom and North America
AIDA Cruises (“AIDA”)	5,762	4	Germany
P&O Cruises Australia	4,070	3	Australia and New Zealand
Ocean Village	3,286	2	United Kingdom
Ibero Cruises (b)	2,078	2	Spain
The Yachts of Seabourn (“Seabourn”)	624	3	North America

	158,352	85

(a)	In accordance with cruise industry practice, passenger capacity is calculated based on two passengers per cabin even though some cabins can accommodate three or more passengers.

(b)

In September 2007 we entered into a joint venture agreement with Orizonia Corporation, Spain’s largest travel company, to form Ibero Cruises, a Spanish cruise line (see Note 15 “Acquisition” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K).

          As of January 29, 2008, we had signed agreements with three shipyards providing for the construction of 22 additional cruise ships scheduled to enter service between April 2008 and June 2012. These additions are expected to result in an increase in our passenger capacity of 51,338 lower berths. However, P&O Cruises Australia’s 994-passenger capacity Pacific Star and Cunard’s 1,788-passenger capacity Queen Elizabeth 2 will leave our fleet in March and November 2008, respectively. The net impact of these additions and disposals is a 30.7% increase in passenger capacity as compared to our January 29, 2008 passenger capacity. It is possible that some of our other older ships may be sold or retired during the next few years, thus reducing the size of our fleet over this period. Alternatively, it is also possible that we could order more ships, which could enter service in 2011 and 2012, or acquire more ships, thus increasing the size of our fleet over this period. See Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for additional information regarding our ship commitments.

          In addition to our cruise operations, we own Holland America Tours and Princess Tours, the leading cruise/tour operators in the State of Alaska and the Yukon Territory of Canada, which primarily complement their respective cruise operations and own substantially all of the assets noted below. These tour companies currently market and operate:

-	16 hotels or lodges in the state of Alaska and the Yukon Territory of Canada, with 3,500 guest rooms;

-	over 560 motorcoaches used for sightseeing and charters in the states of Washington and Alaska, the Canadian Yukon Territory and the Canadian province of British Columbia;

-	24 domed rail cars, which are run on the Alaska Railroad between Anchorage and Fairbanks, Whittier and Denali, and Whittier and Talkeetna;

-

two luxury dayboats; one offering a tour to Portage Glacier in Alaska, and another offering a fully-narrated 102-mile cruise on the Yukon River between Eagle, Alaska and Dawson City in the Canadian Yukon Territory; and

-	sightseeing packages, or individual components of such packages, sold either separately or as part of our cruise/tour packages to our Alaskan cruise guests and to other vacationers.

          Our Mission, Primary Financial Goal and Related Strategies

          Our mission is to deliver exceptional vacation experiences through the world’s best-known cruise brands that cater to a variety of different lifestyles and budgets, all at an outstanding value unrivalled on land or at sea. In order to accomplish this mission, we believe we must profitably grow our cruise business, which is our primary financial goal.

          Our first strategy to achieve this goal is to build new and innovative ships, and continually invest in our existing ships, to strengthen the leadership position of each of our brands. Our newbuilding program is the primary platform for our brands’ growth. Secondly, we intend to redeploy some of our ships to emerging growth markets to develop an increasing appetite and awareness for cruising within these markets. After establishing a viable presence in a geographic area, we may add capacity to grow the business, and then further segment the market using multiple brands that target different demographic groups to achieve maximum penetration.

          Our operating structure is decentralized, with each of our major brands having its own headquarters and operating team. We believe this approach results in delivering a product that is specifically tailored to identifiable geographic and economic markets and allows us to more effectively penetrate these individual markets. Although we operate under this decentralized structure, we leverage our size to obtain economies of scale, which reduces costs by consolidating our purchasing power and implementing common cost-containment initiatives, such as common reservation systems, cross-selling, shared data centers and shared port facilities.

          We believe the successful execution of these and other ongoing strategies have enabled us to become one of the most profitable companies in the vacation industry. This success has given us the ability to fund our capital spending program and return excess cash to our shareholders through increased dividends and opportunistic share repurchases.

          Health, Environment, Safety and Security Policy

          We are committed to protecting the health, safety and security of all our guests, employees and others working on our behalf, thereby promoting an organization that is free of injuries, ill health and loss.

          In addition, we are committed to protecting the environment, including the marine environment, in which our vessels sail and the communities in which we operate, minimizing adverse environmental consequences, and using our resources efficiently.

          B. Cruise Operations

          I. Industry Background

          The multi-night cruise industry has grown significantly over the past decade, but still remains a relatively small part of the wider global vacation market in which cruise companies compete for the discretionary income spent by vacationers. We estimate that the global cruise industry carried approximately 16.5 million passengers in 2007. The principal regions cruise passengers are sourced from are North America, which has increased by an estimated compound annual growth rate of 8.5% between 2001 and 2006, and Western Europe where cruise passengers have increased by a compound annual growth rate of approximately 9.8% between 2001 and 2006. In Europe cruising represents a smaller proportion of the overall vacation market than it does in North America and, accordingly, we believe the European market has significant growth potential. We also believe that the North American market continues to have considerable growth potential. Other areas such as Asia, the South Pacific, including Australia and New Zealand, and South America are a source of much lower numbers of cruise passengers, and we also believe these regions have growth potential. See Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K for financial information regarding our cruise segment.

          Cruising offers a broad range of products to suit vacationing guests of many ages, backgrounds and interests. Cruise brands can be broadly characterized as offering contemporary, premium and luxury cruise experiences. The contemporary experience typically includes cruises on larger ships that last seven days or less, have a more casual ambiance and are less expensive than premium or luxury cruises. The premium experience typically includes cruises on more intermediate-sized ships that last from seven to 14 days and appeal to the more experienced cruise guest who is usually more affluent and older. Premium cruises emphasize quality, comfort, style and more destination-focused itineraries and the average pricing on these cruises is typically higher than contemporary cruises. The luxury experience is typically characterized by small vessel size, very high standards of accommodation and service, exotic itineraries to ports which are inaccessible to bigger ships and higher prices. Notwithstanding these classifications, there generally is significant overlap and competition among all cruise products.

          We are a provider of cruise vacations in most of the largest vacation markets in the world, including North America, the UK, Germany, southern Europe, Asia/Pacific and South America, with significant product offerings in each of the three classifications noted above. A brief description of the principal vacation areas where we source substantially all of our guests and our brands that market primarily to these vacationers is as set out below.

          II. North America

          Almost 70% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 10.4 million North American-sourced cruise passengers took cruise vacations for two consecutive nights or more in 2006, and we estimate this amount increased to about 11.3 million passengers in 2007. This sector has continued to grow in recent years with the introduction of new capacity.

          The principal itineraries visited by North American-sourced cruise guests in 2007 were the Caribbean, the Bahamas, Mexico and Alaska. In addition, North American cruise guests visited northern Europe, the Mediterranean, New England and Canada, Bermuda, Hawaii, the Panama Canal and other exotic locations, including South and Central America, Africa, the South Pacific, the Far East and India.

          At the end of 2007, 130 ships with an aggregate passenger capacity of approximately 211,000 lower berths were based primarily in North America. Based on the number of ships that are currently on order worldwide and scheduled for delivery between 2008 and 2011, we expect that the net capacity serving North America will continue to increase. Our projections indicate that by the end of 2008, 2009, 2010 and 2011, North America will be served by 132, 137, 143 and 148 ships, respectively, having an aggregate passenger capacity of approximately 218,000, 232,000, 247,000 and 258,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both North America and elsewhere during different times of the year. Our estimates of capacity do not include assumptions related to unannounced ship withdrawals due to factors such as the age of ships or changes in the location from where ships’ guests are predominantly sourced and, accordingly, could indicate a higher percentage growth in North American capacity than will actually occur. Alternatively, our growth estimates for 2011 may increase because of future shipbuilding orders, which have not yet been announced. Net capacity serving North American-sourced cruise guests has increased at a compound annual growth rate of 3.5% for the past three years. The future growth rate is currently expected to be 5.5% for the next three years before reductions for withdrawals or transfers to other parts of the world and unannounced ship orders.

          Carnival Cruise Lines, Princess, Holland America Line and Seabourn source their guests primarily from North America. Cunard sources most of its guests from the United Kingdom, North America, Germany and Australia, and Costa sources some of its guests from North America, especially during the winter season when it has two ships homeported in Fort Lauderdale, Florida.

          Carnival Cruise Lines

          Carnival Cruise Lines, our largest brand, has been providing its “Fun Ship” style of cruising for over 35 years, and currently operates 22 contemporary ships, with an additional ship expected to begin service in each of 2008, 2009 and 2011. In April 2008, Carnival Cruise Lines’ 1,482-passenger capacity Celebration is being transferred to the Ibero Cruises fleet. Carnival Cruise Lines offers quality cruise vacations at affordable prices and is well-known as the “Fun Ships,” which we believe captures the essence of the brand. In 2007, Carnival Cruise Lines announced its $250 million product enhancement initiative to its eight Fantasy Class ships under the “Evolutions of Fun” program, which is expected to be completed within the next few years. This ship refurbishment and product enhancement initiative includes upgrades to all guest accommodations and a variety of public areas, as well as introducing new children’s water parks, redesigning the mid-ship pool area and the creation of “Serenity,” an adults-only deck area. Carnival Cruise Lines is continually introducing ways to keep its cruise experience fresh and exciting, including expanded dining choices, Carnival Comfort Bed sleep systems, spectacular production shows, innovative children’s programming, revitalizing spa services and action-packed casinos.

          All of Carnival Cruise Lines’ ships were designed and built as floating resorts. Fun Ship cruises typically range from three to seven days and sail from 20 convenient homeports. Carnival Cruise Lines’ ships call year-round on ports in the Bahamas, the Caribbean and Mexico. In addition, Carnival Cruise Lines ships also offer seasonal cruises to Alaska, Canada/New England, Europe, South America, the Hawaiian Islands and transatlantic voyages.

          Princess

          Princess, whose brand name was made famous by the Love Boat television show, recently celebrated its 40th anniversary. Princess, the world’s third largest cruise line, operates a fleet of 16 modern ships, with an additional ship expected to begin service in 2008. Princess offers over 90 unique itineraries to more than 270 destinations, with cruises generally of seven to 14 days and a world cruise that exceeds 100 days. Princess is a leading cruise line in exotic regions all over the world, including Alaska, Asia, Australia, Europe, the South Pacific and South America. As part of some of Princess’ Caribbean cruise offerings, Princess leases and operates a private island destination, known as Princess Cays, which is located on the island of Eleuthra in the Bahamas. Substantially all of Princess’ ships reflect an innovative design philosophy called “Big Ship Choice, Small Ship Feel,” emphasizing a broad variety of amenities combined with the more intimate ambience found on smaller vessels. Virtually all of Princess’ ships feature the Personal Choice Dining program, offering guests flexibility, convenience and quality in an array of traditional, anytime, specialty and casual dining options. A quality service program entitled C.R.U.I.S.E. (Courtesy, Respect, Unfailing In Service Excellence) helps ensure extremely high standards of service throughout the fleet.

          Princess is widely recognized among travel agents as an innovative, premium cruise line. The introduction of Emerald Princess, Crown Princess and Caribbean Princess are the latest in the evolving Grand Class series of vessels, with their “Movies Under the Stars” outdoor theaters, showing first-run Hollywood hits on a 330 square foot outdoor poolside LED screen. At least 57% of each of these Grand Class ship’s staterooms have balconies; another hallmark of Princess’ ships. Princess attracts consumers with a highly integrated brand marketing campaign, utilizing the slogan “Escape Completely” which appears in magazines, newspapers, direct mail, online, DVD and point-of-sale materials.

          Holland America Line

          Holland America Line, with more than 130 years of experience, operates a premium fleet of 13 ships, with an additional ship expected to begin service in each of 2008 and 2010. Holland America Line cruises call at more than 300 ports in more than 60 countries on all seven continents. Ports of embarkation include New York, Boston, Fort Lauderdale, Tampa, San Diego, Seattle, Vancouver, Copenhagen, Amsterdam, Rotterdam, Rome, Rio de Janeiro, Valparaiso, Auckland, Sydney and Hong Kong. Holland America’s ships, which tend to be smaller and more intimate than the bigger contemporary cruise ships, were designed with airy viewing lounges, wraparound teak decks and private, roomy verandahs that offer guests the chance to experience wildlife and scenery. The majority of Holland America Line’s cruise lengths are from seven to 21 days, however there are longer and more exotic cruises, such as the world cruise which lasts over 100 days. Most sailings in the Caribbean visit Holland America Line’s private island known as Half Moon Cay.

          As Holland America Line introduces new guests to its premium brand, the brand continues to enjoy one of the highest rates of repeat cruisers in the cruise industry. Its onboard experience is distinguished by warm, welcoming personalized service, a timeless approach to interior design and one of the most extensive collections of art and antiques at sea. The five areas identified as pillars of the Holland America guest experience are (1) spacious, elegant ships and accommodations, (2) sophisticated five-star dining, (3) gracious, unobtrusive service, (4) extensive enrichment programs and activities and (5) compelling worldwide itineraries.

          The brand’s $425 million product enhancement initiative “Signature of Excellence,” continues with ongoing refinements to service and enrichment activities onboard and ashore. Signature of Excellence includes the Culinary Arts Center, a state-of-the-art onboard show kitchen where visiting chefs and culinary experts provide cooking demonstrations and classes to our guests. As part of this initiative, Holland America Line recently completed a multi-million dollar refurbishment project to the Prinsendam, whereby it, among other things, refurbished its staterooms, expanded the shopping promenade and added a new Explorations Cafe.

          Seabourn

          Seabourn delivers personalized service and superb cuisine aboard each of their three-208 passenger capacity all-suite ships. Seabourn’s crew to guest ratio of nearly 1 to 1 is among the very highest in the industry. The line offers an ultra-luxury experience and is widely considered to be one of the most ultimate travel experiences available. Caviar in the SurfSM, complementary on deck Massage MomentsSM and Dancing under the StarsSM are just a few of the delights on Seabourn. Seabourn’s ships offer destinations throughout the world, including Europe, Asia, the South Pacific and the Americas, with cruises generally in the seven to 14 day range, with some cruises lasting longer. Seabourn itineraries include many smaller, off-the-beaten-track ports that are inaccessible to larger ships. Seabourn has three 450-passenger capacity ships on order, which are expected to begin service in 2009, 2010 and 2011.

          III. Europe

          We believe that Europe is the largest single leisure travel vacation market, but to date cruising in Europe has achieved a much lower penetration rate than in North America, and represents a relatively small percentage of the European vacation market. Approximately 3.4 million European-sourced passengers took cruise vacations for two consecutive nights or more in 2006 compared to approximately 10.4 million North American-sourced passengers. Additionally, we estimate that about 3.7 million European-sourced passengers took a cruise in 2007. The number of European cruise passengers increased by a compound annual growth rate of approximately 9.8% between 2001 and 2006. We believe that the European market represents a significant growth opportunity for us, and we plan to introduce a number of new or existing ships into Europe over the next several years. This should enable us to further segment the European market and achieve increasing economies of scale, which is one of our strategic objectives. Approximately 63%, or 32,394 berths, of our passenger capacity under construction has been designated for our European brands. Our European brands represent 31% of our total capacity at November 30, 2007, and we expect them to increase to 39% of our total capacity by 2011.

          The principal itineraries visited by European-sourced cruise guests in 2007 were the Mediterranean, the Caribbean (including the Bahamas), Bermuda, northern Europe (including Scandinavia and the Baltic) and the Atlantic Isles (including the Canary Islands and Madeira).

          At the end of 2007, 106 ships with an aggregate passenger capacity of approximately 111,000 lower berths were based primarily in Europe. Our projections indicate that by the end of 2008, 2009, 2010 and 2011, Europe will be served by 116, 119, 124 and 126 ships, respectively, having an aggregate passenger capacity of approximately 130,000, 139,000, 151,000 and 156,000 lower berths, respectively. These figures include some ships that were, or are expected to be, marketed in both Europe and elsewhere during different times of the year. Net capacity serving European-sourced cruise guests has increased at a compound annual growth rate of 6.0% for the past three years. The future growth rate is currently expected to be 10.8% for the next three years. Our estimates of European capacity are based on similar assumptions as discussed previously for our North American estimates, but with the additional expectation that a number of older ships built before 1975 will leave European service by 2010 as a result of their noncompliance with mandated maritime regulations that become effective that year.

                    A. United Kingdom

          The UK is the single largest country from which cruise passengers are sourced in Europe. Approximately 1.2 million UK passengers took cruises in 2006. Cruising in the UK has become an established alternative to land-based resort and sightseeing vacations. The number of UK cruise passengers increased by a compound annual growth rate of approximately 9.0% between 2001 and 2006. We believe that the UK has additional growth potential for the cruise industry, as the level of market penetration is estimated at only approximately two-thirds of that of North America.

          P&O Cruises and Ocean Village source substantially all of their guests from the UK. Cunard sources most of its guests from the UK, North America, Germany and Australia. Our North American brands and Costa also source guests from the UK. For example, since 2005 Princess Cruises’ Sea Princess, which is homeported in Southampton during the summer months and has Fort Lauderdale as its port of embarkation during the winter season, has been primarily marketed to UK vacationers who desire an American style of cruising.

          P&O Cruises

          P&O Cruises is the largest cruise operator and best known cruise brand in the UK, with five premium ships, and an additional ship expected to begin service in each of 2008 and 2010. These ships cruise to over 225 destinations in more than 90 countries, with most cruises ranging from seven to 16 days, but with some cruises lasting longer, including three world cruises in each of 2008 and 2009. P&O Cruises’ ships, which are relatively new compared to the ships that are more typically marketed in the UK, have enabled P&O Cruises to offer a more modern style of cruising to UK cruise guests and increase their appeal to younger guests and families, while retaining older and more traditional British customers. The Artemis and Arcadia are child-free ships, which generally appeal to an older guest demographic, while the rest of the fleet is well-equipped for children’s activities. P&O Cruises offers cruises from Southampton, England to the Mediterranean, the Atlantic Isles, the Baltic, Scandinavia and the Norwegian Fjords during the summer, and primarily operates Caribbean cruises and a choice of three world voyages during the winter.

          P&O Cruises recently announced their Elevation initiative, which is their commitment to provide an even more refined and luxurious cruise holiday for their guests. The initial phase of the program includes the implementation of 67 product enhancements and refinements, part of a multi-million Sterling program that will be rolled-out across the brand’s fleet of ships. Among the many Elevation enhancements are upgrades to guest accommodations, a range of enhanced dining experiences, the introduction of “once in a lifetime” shore excursions, enhanced entertainment, and the launch of CruiseTone, a holistic well-being program.

          The ships offer a welcoming atmosphere, with an emphasis on the attributes of “Britishness,” “professionalism,” and “style.” The Arcadia and Oceana offer a more contemporary and innovative experience with an informal atmosphere and range of alternative dining venues, from restaurants and buffets to grills and bistros. While the elegant superliners Aurora and Oriana offer a stylish and classic cruise experience with their broad decks, traditional artwork and blend of formal and informal onboard experiences. The Artemis, the smallest ship in the P&O Cruises fleet, offers a more traditional and intimate experience, her size enabling her to visit ports not charted by larger vessels as well as fostering a real sense of camaraderie. This is of particular appeal to those who enjoy a more formal onboard experience, including P&O Cruises’ traditions such as afternoon tea and her program of Music Festivals at Sea. Each of these different ambiences appeal to a different type of British guest.

          Cunard

          The Cunard brand, which was launched in 1839 and has the Most Famous Ocean Liners In The WorldSM, operates three premium/luxury ships that evoke a golden era of luxurious cruising with an additional ship, the Queen Elizabeth, expected to begin service in 2010. Cunard’s flagship, the Queen Mary 2, is the largest ocean liner in the world and operates the northern transatlantic crossing route as well as other world-wide itineraries. The Queen Elizabeth 2 (“QE2”), which we have contracted to sell in November 2008, will offer two final transatlantic voyages which will complete 806 transatlantic voyages in her 41-

year life. Afterward, the QE2 will begin a new life as a first-class hotel, retail and entertainment destination at The Palm Jumeirah in Dubai under new ownership. The Queen Victoria, Cunard’s newest ship, is a marriage of heritage and innovation with a three tier grand lobby that offers a lavish taste of life onboard. The Queen Victoria debuted in December 2007 in Northern Europe and in January 2008 began a 106 day world cruise. Cunard’s ships offer voyages to worldwide destinations, with most voyages ranging between six and 14 days, but with some shorter voyages to give guests a chance to get a taste of the Cunard experience. In 2008 and 2009 the Cunard world cruises range from 90 to 107 days and will give guests a chance to indulge themselves during a longer vacation.

          Ocean Village

          The Ocean Village brand was launched in 2003. Ocean Village doubled its passenger capacity in April 2007 with the introduction of the Ocean Village Two and, accordingly, the brand currently operates two contemporary ships serving the UK. This brand targets a young and active customer base and its cruise product emphasizes informality, along with a spirit of adventure, as experienced through its onboard activities and shore excursion offerings. The brand attracts a high proportion of guests new to cruising. The original Ocean Village ship offers one or two week cruises, together with cruise and stay holidays, and operates out of Heraklion, Crete in the Mediterranean during the summer season and from Montego Bay, Jamaica in the Caribbean during the winter season. Ocean Village Two offers one week cruises and uses Palma, Majorca as a port of embarkation during the summer season and Barbados, in the Caribbean during the winter season.

                     B. Southern Europe

          The main countries in southern Europe for sourcing cruise passengers are Italy, France and Spain. Together, these countries generated approximately 1.2 million cruise passengers in 2006. Cruising by passengers from Italy, France and Spain combined increased by a compound annual growth rate of approximately 10.5% between 2001 and 2006. We believe that southern Europe has significant growth potential for the cruise industry, as the level of market penetration is only estimated at approximately one-fifth of that of North America. We intend to increase our penetration in southern Europe primarily through Costa, one of the most recognized cruise brands marketed in Europe, which also has the most cruise ships on order of any southern European cruise brand, and our new Ibero Cruises brand.

          Costa

          Costa is Italy and Europe’s #1 Cruise Line based on guests carried and capacity of its ships, and boasts 60 years of rich history. Costa operates 12 contemporary ships, with two additional ships expected to begin service in 2009 and one ship in each of 2010, 2011 and 2012. Costa offers guests an international and multi-lingual ambiance with an Italian touch. Costa principally serves customers in Italy, France, Spain and Germany. The Costa brand offers a higher-end contemporary product in Germany and Spain and thus segments these markets where we also own and operate the more mid-contemporary AIDA and Ibero Cruises brands.

          The Costa ships call on 132 European and Middle Eastern ports, with 48 different itineraries, and sail to various other ports in the Caribbean and South America, with most cruises ranging from seven to 11 days. Costa’s ships operate in Europe from spring to fall. From fall to spring Costa repositions six of its ships to the Caribbean and South America, repositions two of its ships through the Arabian Gulf to its Dubai port of embarkation, and maintains a year-round presence with two of its ships in the Mediterranean. Commencing in December 2007, Costa began further extending its ports of embarkation by offering cruises out of Mauritius, in the Indian Ocean. See Part I, Item 1. Business. B “Cruise Operations - Costa Asia” for additional discussion of Costa’s operations in Asia.

          Ibero Cruises

          In September 2007 we entered into an agreement with Orizonia Corporation, Spain’s largest travel company, to form Ibero Cruises, a Spanish cruise line, for an investment of €290 million, which we funded with €105 million of cash and €185 million in proceeds that Ibero Cruises borrowed under a portion of our revolving credit facility. Ibero Cruises operates two contemporary Spanish cruise ships, the 834-passenger capacity Grand Voyager, and the 1,244-passenger capacity Grand Mistral, built in 2000 and 1999, respectively, which represent some of the newest ships in the Spanish cruise sector. Substantially all of Ibero Cruises’ guests are sourced from Spain and, accordingly, their ships are especially tailored to the Spanish market, including Spanish speaking officers and crew and

Mediterranean and Spanish style food and entertainment. The ships’ ports of embarkation are Barcelona, Spain and Venice, Italy from March to October; from where they primarily offer seven-day Mediterranean sailings. From November to February these ships are time-chartered to an unaffiliated Brazilian tour operator pursuant to long-term agreements, which expire in March 2008 for the Grand Mistral and March 2011 for the Grand Voyager. We intend to expand this Spanish brand over the next several years through the redeployment of existing ships from our fleet, beginning with the transfer of Carnival Cruise Lines’ 1,482-passenger capacity Celebration in April, 2008. The Celebration will be renamed the Grand Celebration and will undergo a multi-million dollar refurbishment to get her ready to commence her first Ibero Cruises sailing in June, 2008.

                    C. Germany

          Germany is the largest source market for cruise passengers in continental Europe, with approximately 0.7 million cruise passengers in 2006. Germany had a compound annual growth rate in the number of cruise passengers carried of approximately 12.4% between 2001 and 2006. We believe that Germany has significant growth potential for the cruise industry as the level of market penetration is only estimated at approximately one-fourth of that of the North America cruise industry.

          AIDA

          AIDA, which sources most of its guests from German speaking countries, is the leader in the German cruise segment. AIDA operates four contemporary ships, with one additional ship expected to begin service in each of fiscal 2008, 2009, 2010, 2011 and 2012. The new vessels, including the first generation AIDAdiva which AIDA took delivery of in 2007, are innovative. They introduce, for example, the ‘Theatrium’ as a central meeting place for guests that has a marketplace character and provides guests with a completely new space concept as well as enhanced entertainment ideas.

          AIDA’s product is especially tailored for the German-speaking market and offers an exceptionally relaxed, yet active cruising experience with an emphasis on lifestyle, choice, informality, friendliness and activity. Spa and fitness areas and high quality but informal dining options characterize the experience onboard the vessels.

          AIDA offers its guests cruises varying in length from three to 14 days. During the summer, the AIDA ships sail in the Mediterranean and the North and Baltic Seas, calling on approximately 70 ports, while itineraries for the winter include the Caribbean, Central America, the Western Mediterranean, the Atlantic Isles, the Arabian Gulf and Trans-Suez Canal passages. Commencing in the fall of 2008, AIDA will further extend its embarkation ports by offering cruises from North America, substantially all sourced with German guests.

          IV. Australia, New Zealand and Asia

          Cruising in Australia continues to develop. Approximately 220,000 Australians took cruise vacations in 2006. We serve this region primarily through the contemporary P&O Cruises Australia brand, which is the leading cruise line in Australia and New Zealand. In addition, our premium brand Princess has a very significant presence in this market. We began to source passengers directly from Asia in 2006. We believe this market has growth potential given its large population and expanding economy.

          P&O Cruises Australia

          P&O Cruises Australia caters specifically to Australians and New Zealanders. Its ships, the Pacific Dawn, Pacific Sun and Pacific Star, offer seven to 14 day cruises embarking from Sydney and Brisbane, Australia and Auckland, New Zealand. In 2008, P&O Cruises Australia will introduce some longer Asian itineraries, including the 42-day Japanese cherry blossom cruise. The Pacific Star was sold in May 2007 and is being chartered back for use by P&O Cruises Australia until March 2008.

          Princess

          In November 2007, Princess time chartered the Sun Princess to P&O Cruises Australia. The Sun Princess will offer year-round cruises ranging from eight to 28 days under the Princess brand name. Princess will also time charter the Dawn Princess to P&O Australia for year-round service starting in October 2008. These Princess brand name ships will offer cruises from Sydney, Melbourne and Fremantle, Australia offering Australian, New Zealand, Asian and Pacific Island itineraries.

          Costa Asia

          In July 2006, Costa began homeporting the Costa Allegra out of China to cater primarily to the Chinese market. Costa was the first international cruise line to homeport a ship in China. The Chinese vacation market is characterized by high seasonality and, accordingly, in May 2007 Costa Asia initiated a new program introducing 14-day Far East cruises for guests principally-sourced from Europe for the non-peak Chinese vacation months. In the peak Chinese vacation season during part of February and May, and from July through mid-October, the Costa Allegra sails from Hong Kong, Shanghai and Beijing, China, for 5-day cruises, with guests primarily sourced from China. During the remaining non-peak vacation months, the Costa Allegra will sail 14-day Far East cruises sourcing guests principally from Europe. In March 2009, Costa Cruises will deploy a second ship, the 1,302-passenger capacity Costa Classica, to Asia. This will more than double Costa’s capacity in the region.

          V. South America

          Cruise vacations have been marketed by Costa in South America, principally to Brazilian and Argentinean-sourced passengers, for many years, although cruising as a vacation alternative remains in a relatively early stage of development in the region. Cruises from South America typically occur during the Southern Hemisphere summer months of November through March. Our presence is primarily represented through the Costa brand, which will operate three vessels in 2008 in this region, Costa Magica, Costa Victoria and Costa Classica, collectively offering 5,932 lower berths, which amounts to a 43% per berth-day increase compared to Costa’s 2007 South American product offerings. These ships primarily offer seven to 11 day cruises visiting ports primarily in Brazil, Argentina, Uruguay and Chile.

          VI. Ship Information

          Summary information of our ships as of January 29, 2008 is as follows:

BRAND AND SHIP	REGISTRY	CALENDAR YEAR DELIVERED	PASSENGER CAPACITY

Carnival Cruise Lines
Carnival Freedom	Panama	2007	2,966
Carnival Liberty	Panama	2005	2,966
Carnival Valor	Panama	2004	2,966
Carnival Miracle	Panama	2004	2,118
Carnival Glory	Panama	2003	2,966
Carnival Conquest	Panama	2002	2,966
Carnival Legend	Panama	2002	2,118
Carnival Pride	Panama	2001	2,118
Carnival Spirit	Panama	2001	2,118
Carnival Victory	Panama	2000	2,750
Carnival Triumph	Bahamas	1999	2,750
Carnival Paradise	Panama	1998	2,048
Carnival Elation	Panama	1998	2,050
Carnival Destiny	Bahamas	1996	2,634
Carnival Inspiration	Bahamas	1996	2,050
Carnival Imagination	Bahamas	1995	2,050
Carnival Fascination	Bahamas	1994	2,050
Carnival Sensation	Bahamas	1993	2,050
Carnival Ecstasy	Panama	1991	2,050
Carnival Fantasy	Panama	1990	2,054
Celebration(a)	Panama	1987	1,482
Holiday	Bahamas	1985	1,450

Total Carnival Cruise Lines			50,770

Princess
Emerald Princess	Bermuda	2007	3,080
Crown Princess	Bermuda	2006	3,080
Sapphire Princess	Bermuda	2004	2,678
Caribbean Princess	Bermuda	2004	3,100
Diamond Princess	Bermuda	2004	2,678
Island Princess	Bermuda	2003	1,974
Coral Princess	Bermuda	2002	1,974
Star Princess	Bermuda	2002	2,598
Royal Princess	Bermuda	2001	710
Golden Princess	Bermuda	2001	2,598
Tahitian Princess	Bermuda	2000	676
Pacific Princess	Bermuda	1999	676
Sea Princess	Bermuda	1998	2,016
Grand Princess	Bermuda	1998	2,592
Dawn Princess	Bermuda	1997	1,998
Sun Princess	Bermuda	1995	2,022

Total Princess			34,450

Costa
Costa Serena	Italy	2007	2,978
Costa Concordia	Italy	2006	2,978
Costa Magica	Italy	2004	2,702
Costa Fortuna	Italy	2003	2,702
Costa Mediterranea	Italy	2003	2,114
Costa Atlantica	Italy	2000	2,114
Costa Victoria	Italy	1996	1,928
Costa Romantica	Italy	1993	1,344
Costa Allegra	Italy	1992	784
Costa Classica	Italy	1991	1,302
Costa Marina	Italy	1990	762
Costa Europa	Italy	1986	1,488

Total Costa			23,196

BRAND AND SHIP	REGISTRY	CALENDAR YEAR DELIVERED	PASSENGER CAPACITY

Holland America Line(b)
Noordam	Netherlands	2006	1,918
Westerdam	Netherlands	2004	1,916
Oosterdam	Netherlands	2003	1,848
Zuiderdam	Netherlands	2002	1,848
Zaandam	Netherlands	2000	1,432
Amsterdam	Netherlands	2000	1,380
Volendam	Netherlands	1999	1,432
Rotterdam	Netherlands	1997	1,316
Veendam	Netherlands	1996	1,258
Ryndam	Netherlands	1994	1,260
Maasdam	Netherlands	1993	1,258
Statendam	Netherlands	1993	1,258
Prinsendam	Netherlands	1988	792

Total Holland America Line			18,916

P&O Cruises
Arcadia	Bermuda	2005	1,948
Oceana	Bermuda	2000	2,016
Aurora	Bermuda	2000	1,870
Oriana	Bermuda	1995	1,818
Artemis	Bermuda	1984	1,188

Total P&O Cruises			8,840

Cunard
Queen Victoria	UK	2007	1,980
Queen Mary 2	UK	2003	2,592
QE2(c)	UK	1969	1,788

Total Cunard			6,360

AIDA
AIDAdiva	Italy	2007	2,050
AIDAaura	Italy	2003	1,266
AIDAvita	Italy	2002	1,266
AIDAcara	Italy	1996	1,180

Total AIDA			5,762

P&O Cruises Australia
Pacific Dawn	UK	1991	1,596
Pacific Sun	UK	1986	1,480
Pacific Star(d)	UK	1982	994

Total P&O Cruises Australia			4,070

Ocean Village
Ocean Village Two	UK	1990	1,708
Ocean Village	UK	1989	1,578

Total Ocean Village			3,286

Ibero Cruises
Grand Voyager	Italy	2000	834
Grand Mistral	Italy	1999	1,244

Total Ibero Cruises			2,078

Seabourn
Seabourn Legend	Bahamas	1992	208
Seabourn Spirit	Bahamas	1989	208
Seabourn Pride	Bahamas	1988	208

Total Seabourn			624

Total			158,352

(a)	The Celebration will be transferred to Ibero Cruises to commence service in June 2008 and renamed the Grand Celebration.

(b)

Since November 2004, the 1,214-passenger capacity former Noordam is being operated by an unrelated entity under a long-term bareboat charter agreement and, accordingly, is excluded from Holland America Lines’ capacity.

(c)	The QE2 is under contract to be sold, and will leave Cunard’s fleet in November 2008.

(d)	The Pacific Star was sold in May 2007 and is being bareboat chartered by P&O Cruises Australia until March 2008.

          VII. Characteristics of the Cruise Vacation Industry

                    A. Strong Growth

          The cruise vacation industry has experienced significant growth over the last decade. In tandem with this growth, there have been an increasing number of countries in the world whose economies are benefiting from globalization. This global economic growth has fueled the increasing demand for vacations, including cruising. The number of new cruise ships currently on order from shipyards indicates that the growth in cruise capacity is set to continue for a number of years. In order to fill this new capacity, continued growth in demand across the industry will be required. Given the exceptional value proposition cruising offers in comparison to other competitive land-based vacation alternatives, as well as its relatively low market penetration levels in major vacation markets, including Europe and Asia, we believe that there are significant opportunities for strong growth.

                    B. Wide Appeal of Cruising

          Cruising appeals to a broad demographic range. Industry surveys estimate that there are approximately 127 million potential cruise guests in North America (defined as members of households with a minimum income of $40,000, that are headed by a person who is at least 25 years old). According to these surveys, more than half of these individuals have expressed an interest in taking a cruise as a vacation alternative.

          In addition based on U.S. Census Bureau predictions, between 2005 and 2015, the number of people in the cruise industry’s primary age group of 45 to 64 years old are expected to grow by 12 million, or 15%, in the U.S. and Canada, and 14 million, or 14%, in Western Europe, while the 65 year and older age group is expected to grow by 12 million, or 28%, in the U.S. and Canada and 11 million, or 15%, in Western Europe. As the age of the U.S., Canadian and European populations is increasing, which is primarily as a result of the aging of the Baby-Boom generation and the advancements in healthcare, we believe the cruise industry is well-positioned to take advantage of these favorable demographic trends impacting its major markets for years to come.

                    C. Relatively Low Penetration Levels

          Based upon information obtained from the Cruise Lines International Association, a leading trade group in the U.S., only approximately 17% of the U.S. population has ever taken a cruise and only 10% has done so in the past three years. Based on industry data, the 2006 annual penetration rate, computed based on the number of annual cruise passengers as a percentage of the total population, is only 3.1% for North America, 2.0% in the UK, 0.9% in Germany and 0.7% in southern Europe. Elsewhere in the world cruising is at an early stage of development and has far lower penetration rates. In addition, Europeans have significantly more vacation days in a year than North Americans. Overall, we believe that these cruise markets have low penetration levels, and thus provide the cruise industry with the opportunity to grow their businesses.

                    D. Satisfaction Rates

          Cruise guests tend to rate their overall satisfaction with a cruise-based vacation higher than comparable land-based hotel and resort vacations. We believe that a substantial number of cruise guests think the value of their cruise vacation experience is as good as, or better than, the value of other comparable vacation alternatives.

          VIII. Passengers, Capacity and Occupancy

          Our cruise operations had worldwide cruise passengers, passenger capacity and occupancy as follows (a):

FISCAL YEAR	CRUISE PASSENGERS	PASSENGER CAPACITY	OCCUPANCY (b)

2003	5,038,000	113,296	103.4%
2004	6,306,000	129,108	104.5%
2005	6,848,000	136,960	105.6%
2006	7,008,000	143,676	106.0%
2007	7,672,000	158,352	105.6%

(a)

Information presented is as of the end of our fiscal year for passenger capacity. Carnival plc’s information is only included since April 17, 2003, the period subsequent to the completion of the DLC transaction.

(b)

In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

          Our passenger capacity has grown from 113,296 berths at November 30, 2003 to 158,352 berths at November 30, 2007, primarily because of the deliveries of 18 new cruise ships during this four-year period. See Part I, Item l. Business. B. - “Cruise Operations-Ship Information” for additional information.

          The occupancy level on our ships during each quarter indicated below was as follows:

Quarters Ended	Occupancy

February 28, 2006	104.2%
May 31, 2006	105.4%
August 31, 2006	111.0%
November 30, 2006	103.4%
February 28, 2007	104.1%
May 31, 2007	103.7%
August 31, 2007	111.1%
November 30, 2007	103.2%

          IX. Cruise Ship Construction and Cruise Port Facility Development and Operations

          As of January 29, 2008, we had signed agreements with three shipyards providing for the construction of 22 additional cruise ships scheduled to enter service between April 2008 and June 2012. See Note 6, “Commitments” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

          Primarily in cooperation with governmental entities, we are involved in the development of their new or enhanced cruise port facilities. These facilities are expected to provide our guests with an improved vacation experience. Our involvement typically includes providing these entities with cruise port facility development and management expertise. Although we sometimes assist them by providing direct financial support, or occasionally developing the port infrastructure ourselves, most of the time our financial commitment is provided by long-term port usage agreements.

          During 2007, we were involved in the development and/or enhancement of government-owned cruise port facilities in Galveston, Texas, Miami, Florida, New York City, New York, and San Diego, California. In addition, we are in the process of, or have recently completed negotiations for, the development and/or enhancement of several other government-owned port facilities to service our North American and European guests, including a facility in St. Maarten, Netherlands Antilles.

          We currently operate port facilities in Barcelona, Spain, Grand Turk, Turks and Caicos Islands, Juneau, Alaska, Long Beach, California and Savona, Italy and are developing or co-developing port facilities in Civitavecchia, Italy, Cozumel, Mexico, Naples, Italy and Roatan, Honduras pursuant to concession agreements.

          In October 2005, our pier facility in Cozumel, Mexico was destroyed by Hurricane Wilma. This was our busiest transit port in the world and served over 1.2 million passengers in 2005. We have begun rebuilding this pier and expect our cruise ships will resume calling on this port in the fourth quarter of 2008.

          X. Cruise Pricing and Payment Terms

          Each of our cruise brands publishes brochures with prices for the upcoming seasons. Brochure prices vary by cruise line, by category of cabin, by ship, by season and by itinerary. Brochure prices are regularly discounted through our early booking discount programs and other promotions. The cruise ticket price typically includes accommodations, meals, some beverages, and most onboard entertainment, such as the use of, or admission to, a wide variety of activities and facilities, including a fully equipped casino, nightclubs, theatrical shows, movies, parties, a disco, a jogging track, a health club, swimming pools, sun decks, whirlpools and saunas. Our brands’ payment terms generally require that a guest pay a deposit to confirm their reservations with the balance due before the departure date, although some of our European brands provide certain of their travel agents and tour operators with credit terms even though these parties typically require the guest to pay for the entire cruise before sailing.

          If our guests do not pay a premium for the ability to obtain a refund if they cancel their cruise within a pre-defined period before sailing, then they are subject to a cancellation fee, which we recognize in passenger ticket revenues upon cancellation. For those guests who pay a premium for the ability to obtain a refund, they will receive all or a portion of their deposit back in accordance with the terms of the program, while we will recognize the premium in other revenues, at the same time that the voyage revenue is recognized.

          Historically, our advance bookings have generally been taken from several months in advance of the departure date for some contemporary brand sailings, to more than a year in advance for some of our luxury and European brand sailings. This lead-time provides us with more time to manage our prices in relation to demand for available cabins, with the goal of achieving higher overall net revenue yields - see “Key Performance Indicators” in our Management Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to this Form 10-K. In addition, some of our fares such as Carnival Cruise Lines’ Supersaver fares, Costa’s Pronto Price Savings fares, Holland America Line’s Early Savings and Mariner Savings fares and Princess’s Early Booking Discounts, are designed to encourage potential guests to book cruise reservations earlier. In addition, AIDA has a “JustAIDA” booking program that allows guests to make a reservation two to three months before sailing, but the exact cruise ship and specific itinerary are not determined by AIDA until two weeks prior to sailing in order to help AIDA maximize their net revenue yields.

          When a guest elects to purchase air transportation from us, both our revenues and expenses generally increase by approximately the same amount. Air transportation prices can vary by gateway and destination. Over the last several years, we have generally experienced a lower number of guests purchasing air transportation from us, which we believe is partially a result of having opened additional embarkation points closer to our guests’ homes, as well as the availability of competitively-priced air tickets sold by third parties and frequent flyer programs.

          In 2007 we introduced a new fuel supplement across substantially all of our cruise brands, which results in an additional fee being charged to all our guests, commencing for the most part with cruises departing in early 2008. This temporary fuel supplement, which is included in ticket revenues, was introduced to try to counteract a portion of the very high fuel costs we have been experiencing, and is usually charged on a daily basis, with established total maximums.

          XI. Onboard and Other Revenues

          We earn onboard and other revenues from onboard activities and services not included in the cruise ticket price consisting of, but not limited to, casino gaming, bar and some beverage sales, gift shop sales, entertainment arcades, shore excursions, art auctions, photo sales, spa services, bingo games and lottery tickets, enhanced dining experiences in alternative restaurants, video diaries, golf lessons, snorkel equipment rentals, internet, cellular phone and telephone usage and onboard promotional advertising for merchants located at our ports of call.

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

          Sales to our guests of shore excursions at each ship’s ports of call include, among other things, general sightseeing and adventure outings and local boat and beach parties.

For the Holland America Line and Princess ships and our other brands operating to destinations in Alaska, shore excursions are operated by Holland America Tours and Princess Tours, as well as locally-owned operations. For shore excursions in other locations, we typically utilize locally-owned operations.

          In conjunction with our cruise vacations, all of our cruise brands also sell pre- and post-cruise land packages. Packages offered in conjunction with ports of call in the U.S. would generally include one to four-night vacations at nearby attractions or other vacation destinations, such as Universal Studios and Walt Disney World in Orlando, Florida, Busch Gardens in Tampa, Florida, or individual/multiple city tours of Boston, Massachusetts, New York City, New York, Seattle, Washington, San Diego, California and/or Vancouver, British Columbia. Packages offered in Europe generally include up to four-night vacations, including stays in well-known European cities such as Athens, Greece, Barcelona, Spain, Copenhagen, Denmark, London, England, Paris, France and Rome, Italy.

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

          We sell our cruises mainly through travel agents, including wholesalers and tour operators. Our individual cruise brands’ relationships with their travel agents are generally independent of each of our other brands, except for certain brands sourcing UK and Australian guests as discussed below. These travel agent relationships are not exclusive and most travel agents also sell cruises and other vacations provided by our competitors. Our policy towards travel agents is to train and motivate them to support our products with competitive sales and pricing policies and joint marketing programs. We also use a wide variety of marketing techniques, including websites, seminars and videos, to familiarize the agents with our cruise brands and products. As with our brands’ travel agent relationships, each of our brands’ marketing programs are generally independent of each of our other brands. In each of our principal markets, we have familiarized the travel agency community with our cruise brands and products.

          Travel agents generally receive standard commissions of 10%, plus the potential of additional commissions based on sales volume. During fiscal 2007, no controlled group of travel agencies accounted for more than 10% of our revenues.

          Our investment in customer service has been focused on the development of systems and employees. We have improved our systems within the reservations and customer relationship management functions, emphasizing the continued support of the travel agency community, while simultaneously developing greater contact and interactivity with our guest base. Each brand has its own website, which provides access to information about our products to users throughout the world, and substantially all provide booking engines to our travel partners and to our customers. We also support booking capabilities through major airline computer reservation systems, including SABRE, Galileo, Amadeus and Worldspan. Although the vast majority of our cruises are distributed through travel agents, we also accept telephone and internet bookings direct from customers who choose not to utilize the services of a travel agent.

          We have pursued comprehensive marketing campaigns to market our brands to vacationers, including direct response marketing. The principal media used are television, magazine, newspaper, radio and online advertisements, and promotional campaigns. To stimulate demand we offer closer-to-homeport locations, which enable certain guests to lower the price of their cruise vacation by substantially reducing or eliminating the cost of air travel to and from the port.

          In the UK and Australia we have formed a sales alliance known as the “Complete Cruise Solution,” whereby our UK and Australian sales forces and back-office operations are able to provide their guests with one-stop cruise shopping for a number of our brands. We also offer Vacation Interchange Privileges, which is a loyalty program that provides special considerations to repeat guests aboard the “World’s Leading Cruise Lines” alliance for our family of North American cruise brands, as well as Costa and Cunard. Finally, most of our cruise brands offer their own loyalty programs, such as Carnival’s “Concierge Club”, Princess’ “Captain’s Circle”, Costa’s “CostaClub” or Holland America Line’s “Mariner

Society,” through which they reward repeat guests with special incentives such as discounted fares, expedited ship embarkation and disembarkation and onboard activities.

          XIII. Seasonality

          Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months, and holidays. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. Substantially all of Holland America Tours’ and Princess Tours’ revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

          XIV. Competition

          We compete with land-based vacation alternatives throughout the world, including, among others, hotels, resorts (including all-inclusives), theme parks, land-based casino operations and vacation ownership properties located in Las Vegas, Nevada and Orlando, Florida, various Caribbean, Mexican, Bahamian and Hawaiian Island destinations, as well as numerous other vacation choices throughout Europe (including the Mediterranean) and the rest of the world.

          Our primary cruise competitors for North American-sourced guests are Royal Caribbean Cruises Ltd. (“RCCL”), which owns Royal Caribbean International, Celebrity Cruises and Azamara Cruises, Norwegian Cruise Line and NCL America, Disney Cruise Line, MSC Cruises, Crystal Cruises, Oceania Cruises, Regent Seven Seas Cruises, Silversea Cruises and Windstar Cruises.

          Our primary cruise competitors for European-sourced guests: in the UK they are Royal Caribbean International, Island Cruises, which is 50% owned by RCCL, Fred Olsen Cruise Lines, Discovery Cruises, Saga Cruises, and Thomson Cruises; in Germany they are MSC Cruises, Hapag-Lloyd, Peter Deilmann, Phoenix Reisen and Transocean Cruises; and in southern Europe they are MSC Cruises, Louis Cruise Line, Pullmantur, owned by RCCL and CDF Croisieres de France, also owned by RCCL. We also compete for guests throughout Europe with other North American cruise competitors, including Celebrity Cruises, Disney Cruise Line and Norwegian Cruise Line.

          Our primary cruise competitors for guests sourced from other parts of the world, such as Australia, New Zealand, Asia and South America are Royal Caribbean International, Celebrity Cruises, Star Cruises, Norwegian Cruise Line, CVC Cruise, MSC Cruises, Island Cruises and Pullmantur.

          Our North American, European and Australian brands also compete among themselves for guests.

          XV. Governmental Regulations

                    A. Maritime Regulations

          Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which our ships operate. In addition, our ships are registered in the Bahamas, Bermuda, Italy, the Netherlands, Panama and the UK and, accordingly, are regulated by these jurisdictions and by the international conventions that govern the safety and environmental impact of our ships, guests and crew. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. In addition, the directives and regulations of the European Union (“EU”) and the many other international ports that our ships visit are applicable to some aspects of our ship operations.

          Specifically, the International Maritime Organization, sometimes referred to as the “IMO,” which operates under the auspices of the United Nations, has adopted safety standards as part of the International Convention for Safety of Life at Sea, sometimes referred to as SOLAS, which is applicable to all of our ships. Among other things, SOLAS establishes requirements for vessel design, structural features, materials, construction, life saving equipment, safe management and operation and security in order to help ensure guest and crew safety and security. The SOLAS requirements are revised from time to time, with the most recent modifications being phased-in through 2010.

          In 1993, SOLAS was amended to incorporate the International Safety Management Code, referred to as the “ISM Code.” The ISM Code provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for passenger vessel operators. All of our operations and ships have obtained the required certificates demonstrating compliance with the ISM Code and are regularly inspected and controlled by the national authorities, as well as the international authorities acting under the provisions of the international agreements related to Port State Control, the process by which a nation exercises authority over foreign ships when the ships are in that nation’s waters.

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

          The most important convention regulating and preventing marine pollution by ships is the IMO International Convention for the Prevention of Pollution from Ships (“MARPOL”), as amended. This convention applies to all of our ships and covers accidental and operational oil pollution as well as pollution by various items including, but not limited to, sewage, garbage and air emissions.

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

          Our ships are also subject to various security requirements, including the International Ship and Port Facility Security Code (“ISPS Code”), which is part of SOLAS. Among other things, the ISPS Code requires vessel owners to implement security measures, conduct vessel security assessments, and develop security plans. Under these requirements, we have prepared and submitted security plans for all our ships to their respective countries of registry, and International Ship Security Certificates have been issued demonstrating compliance with the ISPS Code. For ships that are registered in the U.S. or have operations located in the U.S. the Maritime Transportation Security Act of 2002 (“MTSA”) is the governing regulation. The MTSA establishes Area Maritime Security requirements for geographic port areas that provide authority for the U.S. Coast Guard to implement operational and physical security measures on a port area basis that could affect our operation in those areas.

          In 2006, the International Labour Organization (“ILO”) adopted a new Consolidated Maritime Labour Convention (the “Convention”). The ILO is also an agency of the United Nations that develops worldwide employment standards. There have been over 60 maritime labor conventions and recommendations developed since 1920 in areas such as minimum age of seafarers, medical certificates, recruitment practices, health and welfare, hours of work, and social security. The Convention is a comprehensive instrument that consolidates all of the existing standards and recommendations into one instrument to reflect modern conditions and language that will govern all aspects of crew management for all ships in international commerce. While many of the practices were widely adhered to by ships registered in different countries, this consolidated Convention will place additional requirements on shipowners not previously in effect. Thirty member countries representing 33% of the world’s merchant ship tonnage will be required to ratify the Convention before it goes into effect 12 months after such ratification. We currently expect the Convention to be effective for our ships by 2010 based on an expected EU ratification in 2008 or early 2009. Accordingly, if ratified, the Convention may increase our 2010 and subsequent crew costs.

          Due to threatened EU infraction proceedings, there is the likelihood that Section 9 of the UK Race Relations Act, which permits different rates of pay for different European nationalities on UK flagged ships, will be repealed. If this act is repealed, it would increase our UK flagged ship’s personnel costs.

          We believe that health, environmental, safety and security issues will continue to be an area of focus by relevant government authorities in the U.S., the EU and elsewhere. Resulting legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increasing compliance costs in the future.

                    B. Permits for Glacier Bay, Alaska

          In connection with certain of our Alaska cruise operations, Holland America Line, Princess and Carnival Cruise Lines rely on concession permits from the U.S. National Park Service to operate their cruise ships in Glacier Bay National Park and Preserve. Such permits must be periodically renewed and we cannot be certain that they will continue to be renewed or that regulations relating to the renewal of such permits, including preference or historical rights, will remain unchanged in the future.

                    C. Alaska Environmental Regulations

          The State of Alaska enacted legislation which prohibits certain discharges in designated Alaskan waters, ports or near shorelines and requires that certain discharges be monitored to verify compliance with the standards established by the legislation. Both the state and federal environmental regimes in Alaska are more stringent than the federal regime under the Federal Water Pollution Control Act with regard to discharge from vessels. The legislation also provides that repeat violators of the regulations could be prohibited from operating in Alaskan waters.

                    D. Other Environmental, Health, Safety and Security Matters

          We are subject to various international, national, state and local environmental protection and health and safety laws, regulations and treaties that govern, among other things, air emissions, employee health and safety, waste discharge, water management and disposal, and the storage, handling, use and disposal of hazardous substances, such as chemicals, solvents, paints and asbestos. We are committed to helping to preserve the environment, not only because of the existing legal requirements, but because a pristine environment is one of the key elements that bring our guests on board our ships.

          In particular, in the U.S., the Act to Prevent Pollution from Ships, implementing the MARPOL convention, provides for severe civil and criminal penalties related to ship-generated pollution for incidents in U.S. waters within three nautical miles and in some cases in the 200-mile exclusive economic zone.

          Furthermore, in the U.S., the Oil Pollution Act of 1990 (the “OPA”) provides for strict liability for water pollution, such as oil pollution or threatened oil pollution incidents in the 200-mile exclusive economic zone of the U.S., subject to monetary limits. These monetary limits do not apply where the discharge is caused by the gross negligence or willful misconduct, or the violation of an applicable safety, construction, or operating regulation by a responsible party. These monetary limits also do not apply where the responsible party fails or refuses to report the incident as required by law, provide all reasonable cooperation and assistance in connection with removal operations, or without sufficient cause, comply with an order issued by the federal on-scene coordinator. Pursuant to the OPA, in order for us to operate in U.S. waters, we are also required to obtain Certificates of Financial Responsibility from the U.S. Coast Guard for each of our ships operating therein. These certificates demonstrate our ability to meet the maximum amount of liability that our ship’s could be subject to for removal costs and damages related to water pollution, such as from an oil spill or a release of a hazardous substance, up to our ship’s statutory liability limit. Our financial responsibility under these certificates is supported by certain of our insurers who provide guarantees aggregating $653 million.

          In addition, most U.S. states that border navigable waterways or seacoasts have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law and in some cases have no statutory limits of liability.

          Furthermore, many countries have ratified and adopted IMO Conventions which, among other things, impose liability for pollution damage, subject to defenses and to monetary limits, which monetary limits do not apply where the spill is caused by the owner’s actual fault or by the owner’s intentional or reckless conduct. In jurisdictions that have not adopted the IMO Conventions, various national, regional or local laws and regulations have been established to address oil pollution.

          Limitations on the sulphur content of fuel are part of new regulations approved by the International Convention for the Prevention of Pollution from Ships Annex VI (“MARPOL Annex VI”). Ships must carry an International Air Pollution Prevention Certificate issued by its flag state indicating that it is operating in compliance with MARPOL Annex VI. These certificates are required to be issued during the three-year period ending in May 2008. Among other things, MARPOL Annex VI establishes a limit on the sulphur content of fuel oil and calls on the IMO to monitor the worldwide average sulphur content of fuel oil supplied for use aboard vessels.

          In addition, MARPOL Annex VI and EU rules also provide for special SOx, or Sulphur Oxide, Emission Control Areas (“SECAS”) to be established with more stringent limitations on sulphur emissions. There are currently two SECAS in operation, one in the Baltic and the other in the North Sea/English Channel. Compliance with these regulations increases our operating costs, due to the higher cost of purchasing low sulphur fuel.

          A further EU directive regarding the use of low sulphur fuel for passenger ships on regular service to or from EU ports was introduced in 2006, but the necessary national legislation enforcing the directives has yet to be introduced in all EU member states. The application of this legislation to cruise ships is unclear and varies among EU member states, leading to potentially higher fuel costs where it is applicable. In January 2010, a 0.1% sulphur limit on all marine fuels used in EU ports enters into force. This will require distillate fuels to be used, further increasing fuel costs.

          A major review of MARPOL Annex VI, currently underway at IMO, is scheduled to be completed in mid-2008. As a result of this review, the IMO goal is to adopt amendments to Annex VI by the end of 2008 and these amendments are expected to further limit NOx, or nitrogen oxide, emissions for both existing and new diesel engines and sulphur emissions by reducing the sulphur content requirements for fuel oil. Compliance with new standards resulting from amendments to Annex VI will increase operating costs.

          Norway required that, effective January 1, 2007, ships with propulsion machinery above 750 kW that travel between two Norwegian ports, pay a tax based upon the amount of NOx generated, calculated from fuel consumption and NOx emission factors for the engines and boilers. This has increased our operational costs for ships cruising in Norwegian waters.

          If we violate or fail to comply with environmental legislation, regulations or treaties, we could be fined or otherwise sanctioned by regulators. We have made, and will continue to make, capital and other expenditures to comply with environmental legislation and regulations.

          The International Organization for Standardization (“ISO”) is an international standard-setting body which produces worldwide industrial and commercial standards. ISO 14001 is one of the series of ISO 14000 environmental management standards that were developed to help organizations manage their processes, products and services to minimize environmental impacts. ISO 14001 presents a structured approach to setting environmental objectives and targets, and provides a framework for any organization to apply these broad conceptual tools to their own processes. During 2006, we completed our corporate-wide implementation and received certification of our ISO 14001 Environmental Management System at all our then existing brands.

          In December 2006, the Maritime Safety Committee, which is the safety body at the IMO, approved the adoption of amendments to SOLAS Ch II-2 that relate to passenger ship balconies. These regulations will enter into force on July 1, 2008 and impose stricter limits on combustible materials and apply to both new and existing ships. As of January 29, 2008 all our ships, including those under contract to be built, meet these requirements.

          Several safety related amendments to SOLAS will enter into force in July 2010 including requirements for safety centers, emergency cabin lighting, local sounding audible alarm and amendments to fire detection and firefighting systems. Many of these requirements have already been incorporated into our current newbuilds. In addition, the enhanced safe return to port requirements related to the development of survivability standards for a vessel also enter into force for keels laid after July 1, 2010, and will require development of new designs to meet these new requirements for future ship orders. All of our ships under contract to be built are expected to have the keels laid before July 1, 2010.

          From time to time, health, environmental, safety and security regulators consider more stringent regulations which may affect our operations and increase our compliance costs. As evidenced from certain of the preceding paragraphs, the cruise industry is affected by a substantial amount of environmental rules and regulations. We believe that the impact of cruise ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, this will likely subject us to increasing compliance costs in the future.

          See Part 1, Item 1A. “Risk Factors.” for additional discussion of our environmental risks.

                    E. Consumer Regulations

          Our ships that call on U.S. ports are regulated by the Federal Maritime Commission referred to as the “FMC”. Public Law 89-777, which is administered by the FMC, requires most cruise line operators to establish financial responsibility for their liability to passengers for non-performance of transportation, as well as casualty and personal injury. The FMC’s regulations require that a cruise line demonstrate its financial responsibility for non-performance of transportation through a guarantee, escrow arrangement, surety bond or insurance. Currently, the amount required must equal 110% of the cruise line’s highest amount of customer deposits over a two-year period, up to a maximum coverage level of $15 million. See Part 1, Item 1. Business. E. - “Insurance – Other Insurance” for additional information.

          In the UK, we are currently required to bond and obtain licenses from various organizations in connection with the conduct of our business and our ability to meet liability in the event of non-performance of obligations to consumers. These organizations include Abta (formerly the Association of British Travel Agents) and the Civil Aviation Authority. See Part 1, Item 1. Business. E. - “Insurance-Other Insurance” for additional information.

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

          We believe we have all material licenses to conduct our business. From time to time, various other regulatory and legislative changes may be proposed or adopted that could have an effect on the cruise industry, in general, and our business, in particular. See Part I, Item 1A. “Risk Factors.” for a discussion of other regulations which impact us.

          XVI. Financial Information

          For financial information about our cruise reporting segment and geographic information with respect to each of the three years in the period ended November 30, 2007, see Note 11, “Segment Information” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

          C. Employees

          Our shoreside operations have approximately 10,900 full-time and 4,700 part-time/seasonal employees. We also employ approximately 65,600 crew, including officers, and staff onboard our 85 ships at any one time. Due to the highly seasonal nature of our Alaskan and Canadian operations, Holland America Tours and Princess Tours increase their work force during the late spring and summer months in connection with the Alaskan cruise season, employing additional seasonal personnel, which have been included above. We have entered into agreements with unions covering certain employees in our hotel, transportation and ship operations. We consider our employee and union relations generally to be good.

          We source our shipboard officers primarily from Italy, the UK, Holland, Germany and Norway. The remaining crew positions are manned by persons from around the world. We utilize various manning agencies in many countries and regions to help secure our shipboard employees.

          D. Suppliers

          Our largest purchases are for travel agency services, fuel, advertising, food and beverages, hotel and restaurant products and supplies, airfare, repairs and maintenance, including dry-docking, port facility utilization, communication services and for the construction of our ships. Although we utilize a select number of suppliers for most of our food and beverages and hotel and restaurant products and supplies, most of these items are available from numerous sources at competitive prices. The use of a select number of suppliers enables us to, among other things, obtain volume discounts. We purchase fuel and port facility services at some of our ports of call from a limited number of suppliers. In addition, we perform our major dry-dock and ship improvement work at dry-dock facilities in Australia, the Bahamas, British Columbia, Canada, the Caribbean, Europe, Singapore, and the U.S. Finally, as of January 29, 2008, we have agreements in place for the construction of 22 cruise ships with three shipyards. We believe there are sufficient dry-dock and shipbuilding facilities to meet our anticipated repair, maintenance, refurbishment and newbuild requirements.

          E. Insurance

          General

          We maintain insurance to cover a number of risks associated with owning and operating vessels in international trade. All such insurance policies are subject to coverage limits, exclusions and deductible levels. Insurance premium increases are dependent on our own loss experience and the general premium requirements of our underwriters. We cannot be certain that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain certain levels of self-insurance for some of the below-mentioned risks, some of which have increased in recent years, and we may increase our self insurance levels further in the future to mitigate premium increases. We do not carry coverage related to loss of earnings or revenues from our ships.

          Protection and Indemnity (“P&I”) Coverage

          Third-party liabilities in connection with our cruise activities are covered by entry in P&I clubs, which are mutual indemnity associations owned by ship owners. Our vessels are entered in three P&I clubs as follows: The West of England Ship Owners Mutual Insurance Association (Luxembourg), The Steamship Mutual Underwriting Association (Bermuda) Limited and the United Kingdom Mutual Steam Ship Assurance Association (Bermuda) Limited. The P&I clubs in which we participate are part of a worldwide group of P&I clubs, known as the International Group of P&I Clubs (the “IG”). The IG insures directly, and through reinsurance markets, a large portion of the world’s shipping fleets. Coverage is subject to the P&I clubs’ rules and the limit of coverage is determined by the IG. P&I coverage includes legal, statutory or pre-approved contract liabilities and other expenses related to crew, guests and other third parties. This coverage also includes shipwreck removal, pollution and damage to third party property.

          Hull and Machinery Insurance

          We maintain insurance on the hull and machinery of each of our ships in amounts equal to the estimated market value of each ship. The coverage for hull and machinery is provided by international marine insurance carriers. Most insurance underwriters make it a condition for insurance coverage that a ship be certified as “in class” by a classification society that is a member of the International Association of Classification Societies (“IACS”). All of our ships are currently certified as in class by an IACS member. These certifications have either been issued or endorsed within the last twelve months.

          War Risk Insurance

          We maintain war risk insurance coverage for liability and physical damage, subject to coverage limits, deductibles and exclusions for claims such as those arising from chemical, nuclear and biological attacks, on all of our ships covering our legal liability to crew, guests and other third parties as well as loss or damage to our vessels arising from war or war-like actions, including terrorist incidents. This coverage is provided by international marine insurance carriers and Mutual War Risk Clubs. In addition, excess war risk insurance is provided by our three P&I clubs for all our ships. Under the terms of our war risk insurance coverage, which is typical for war risk policies in the marine industry, underwriters can give seven days notice to the insured that the liability and physical damage policies can be cancelled. However, the policy can be reinstated at different premium rates. This gives underwriters the ability to increase our premiums following events that they determine have increased their risk.

          Other Insurance

          As required by the FMC, we maintain performance bonds or insurance in the aggregate amount of $105 million for ships operated by our brands which embark guests in U.S. ports to cover guest ticket liabilities in the event of a cancelled or interrupted cruise. We also maintain other performance bonds or guarantees as required by various U.S. and foreign authorities that regulate certain of our operations in their jurisdictions; the most significant of which are required by Abta and the UK Civil Aviation Authority and total approximately £81 million ($168 million U.S. dollars at November 30, 2007 exchange rate) and £52 million ($109 million U.S. dollars at the November 30, 2007 exchange rate), respectively, to cover our brands’ UK passenger and air ticket deposit liabilities.

          We maintain standard property and casualty insurance policies to cover certain shoreside assets and liabilities to third parties, including our tour business and certain port facility assets, as well as appropriate workers’ compensation and certain health insurance policies.

          The Athens Convention

          Current conventions generally in force applying to passenger ships are the Athens Convention relating to the Carriage of Passengers and their Luggage by Sea (1974), the 1976 Protocol to the Athens Convention and the Convention on Limitation of Liability for Maritime Claims (1976). The U.S. has not ratified any Athens Convention Protocol. However, a vessel’s flag state or the port state that has ratified it may enforce the 1976 Athens Convention Protocol with regard to vessels registered under its flag or visiting a port located in its jurisdiction.

          The IMO Diplomatic Conference agreed to a new protocol to the Athens Convention on November 1, 2002. The new protocol, which has not yet been ratified by the U.S. or any of our flag states, requires substantial levels of compulsory insurance which must be maintained by passenger ship operators and provides a direct action provision, which will allow claimants to proceed directly against insurers. This new protocol requires passenger ship operators to maintain insurance or some other form of financial security, such as a guarantee from a bank, to cover the limits of liability under the Athens Convention with regards to the death or personal injury of passengers. The timing of the ratification of this new protocol is expected in 2009. We cannot be certain that affordable and viable direct and reinsurance markets will be available to provide the level of coverage required under the new protocol. If the new protocol is ratified, we expect insurance costs will increase.

          F. Trademarks and Other Intellectual Property

          We own and have registered, or licensed, numerous trademarks and have also registered various domain names, which we believe are widely recognized throughout the world and have considerable value, which enables us to distinguish our cruise product from that of our competitors. These trademarks include the names of our cruise lines, each of which we believe is a widely-recognized brand name in the cruise vacation industry, as well as “World’s Leading Cruise Lines.” We have a license to use the P&O name, the P&O flag and other relevant trademarks and domain names in relation to cruises and related activities. Finally, we also have a license to use the “Love Boat” name and related marks. See Note 2, “Trademarks” to our Consolidated Financial Statements in Exhibit 13 to this Form 10-K.

          G. Taxation

          U.S. Federal Income Tax

          We are primarily foreign corporations engaged in the business of operating passenger vessels in international transportation. We also own and operate, among other businesses, the hotel, transportation and tour businesses of Holland America Tours and Princess Tours through U.S. corporations.

          Our passenger vessel business and the ship-owning subsidiaries are engaged in a trade or business within the U.S. Depending on the itinerary for any particular vessel, that vessel may generate income from sources within the U.S. We believe that under Section 883 of the Internal Revenue Code and applicable income tax treaties, our income and the income of our ship-owning subsidiaries, to the extent derived from or incidental to the international operation of a ship or ships, is currently exempt from U.S. federal income tax. Regulations under Section 883 list items that the Internal Revenue Service (“IRS”) does not consider to be incidental to ship operations. Among the items identified as not incidental are income from the sale of air transportation, shore excursions and pre-and post-cruise land packages to the extent earned from sources within the U.S.

          Our domestic U.S. operations, principally the hotel, transportation and tour businesses of Holland America Tours and Princess Tours, are subject to normal state and federal income taxation in the U.S.

                    Application of Section 883 of the Internal Revenue Code

          In general, under Section 883, certain non-U.S. corporations are not subject to U.S. federal income tax or branch profits tax on U.S. source income derived from, or incidental to, the international operation of a ship or ships. Effective for our year ended November 30, 2005 and thereafter, regulations provide, in general, that a foreign corporation will qualify for the benefits of Section 883 if, in relevant part, (i) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the U.S. and (ii) the foreign corporation meets the publicly-traded test. In addition, to the extent a foreign corporation’s shares are owned by a direct or indirect parent corporation which itself meets the publicly-traded test, then such subsidiary will be deemed owned by individuals resident in the country of incorporation of such parent corporation and the subsidiary will satisfy the applicable stock ownership requirements in lieu of the publicly-traded test.

          We believe that Panama is an equivalent exemption jurisdiction and Carnival Corporation currently qualifies as a publicly traded corporation under the regulations and substantially all of its income, with the exceptions noted above under “U.S. Federal Income Tax,” will continue to be exempt from U.S. federal income taxes. If, in the future, Panama no longer qualified as an equivalent exemption jurisdiction or Carnival Corporation were to fail to qualify as a publicly traded corporation, it and all of its ship-owning or operating subsidiaries that rely on Section 883 for exempting cruise operations income would be subject to U.S. federal income tax on their U.S. source cruise operation income. In such event, the net income of Carnival Corporation’s ship-owning or operating subsidiaries would be materially reduced.

          Although the above represents our interpretation of this Internal Revenue Code provision and the U.S. Treasury regulations, the IRS’s interpretation of these provisions could differ materially. In addition, the provisions of Section 883 are subject to change at any time by legislation. Moreover, changes could occur in the future with respect to the trading volume or trading frequency of Carnival Corporation shares or with respect to the identity, residence, or holdings of Carnival Corporation’s direct or indirect shareholders that could affect Carnival Corporation’s and its subsidiaries eligibility for the Section 883 exemption. Accordingly, although we believe it is unlikely, it is possible that Carnival Corporation and its ship-owning or operating subsidiaries’ whose tax exemption is based on Section 883 could lose this exemption. If Carnival Corporation and/or its ship-owning or operating subsidiaries were not entitled to the benefit of Section 883, Carnival Corporation and/or its ship-owning or operating subsidiaries would be subject to U.S. federal income taxation on a portion of its income at higher than normal tax rates.

                    Exemption Under Applicable Income Tax Treaties

          We believe that the U.S. source shipping income from Carnival plc and its UK and Italian resident subsidiaries currently qualify for exemption from U.S. federal income tax under applicable bilateral U.S. income tax treaties. There is, however, no authority that directly addresses the effect, if any, of DLC arrangements on the availability of benefits under the treaties and, consequently, the matter is not free from doubt. These treaties may be abrogated by either applicable country, replaced or modified with new agreements that treat shipping income differently than under the agreements currently in force. If any of our subsidiaries that currently claim exemption from U.S. income taxation on their U.S. source shipping income under an applicable treaty do not qualify for benefits under the existing treaties, or if the existing treaties are abrogated, replaced or materially modified in a manner adverse to our interests and, with respect to U.S. federal income tax only, if any such subsidiary does not qualify for exemption under Section 883, such ship-owning or operating subsidiary may be subject to U.S. federal income taxation on a portion of its income.

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

          The legislative history of the transportation income source rules suggests that a cruise that begins and ends in a U.S. port, but that calls on more than one foreign port, will derive U.S. source income only from the first and last legs of the cruise. Because there are no regulations or other IRS interpretations of these rules, the applicability of the transportation income source rules in the aforesaid manner is not free from doubt.

          In the absence of an exemption under Section 883 or any applicable U.S. income tax treaty, as appropriate, we and/or our subsidiaries would be subject to either the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code (the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Internal Revenue Code (the “four percent tax regime”).

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

          The net tax regime should be the tax regime applied to Carnival Corporation in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a federal corporate income tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the corporations, if any, would generally be subject to a branch interest tax.

          The four percent tax regime should be the tax regime applicable to our vessel owning subsidiaries based outside the U.S., in the absence of an exemption under Section 883 or any applicable U.S. income tax treaty. Under the four percent tax regime, gross U.S. source shipping income would be subject to a four percent tax, without the benefit of deductions.

          UK Income Tax

          Cunard, Ocean Village, P&O Cruises and P&O Cruises Australia have all elected to enter the UK tonnage tax regime. Companies to which the tonnage tax regime applies pay corporation tax on profit calculated by reference to the net tonnage of qualifying vessels. UK corporation tax is not chargeable under the normal UK tax rules on these brands’ relevant shipping income. Relevant shipping income includes income from the operation of qualifying ships and from shipping related activities. It also includes dividends from foreign companies, which are subject to a tax on profits in their country of residence or elsewhere and the activities of which broadly would qualify in full for the UK tonnage tax regime if they were UK resident.

          For a company to be eligible for the regime, it must be subject to UK corporation tax and, among other matters, operate qualifying ships that are strategically and commercially managed in the UK. There is also a seafarer training requirement to which the UK tonnage tax companies are subject.

          Our UK non-shipping activities that do not qualify under the UK tonnage tax regime, which are not currently forecast to be significant, remain subject to normal UK corporation tax.

          Italian and German Income Tax

          AIDA, the German brand of Carnival plc, is a subsidiary of Costa. AIDA’s income is subject to Italian income tax and the majority of its profits are exempt from German corporation taxes by virtue of the Italy/Germany double tax treaty.

          During the 2005 third quarter, Costa elected to enter into the Italian Tonnage Tax regime, effective for its 2005 fiscal year and for the following nine years. This regime taxes Costa’s and AIDA’s shipping profits, as defined, which is most of Costa’s and AIDA’s income, calculated by reference to the net tonnage of its qualifying vessels. Most of the income not considered to be shipping profits for Italian Tonnage Tax purposes will be taxed under the favorable Italian tax regime for Costa and AIDA’s Italian-registered ships.

          Australian Income Tax

          P&O Cruises Australia is a division of Carnival plc, and the income from this operation, is subject to UK tonnage tax as discussed above. The majority of this operation’s profits are exempt from Australian corporation taxes by virtue of the UK/Australian tax treaty.

          U.S. State Income Taxes

          In addition to the U.S. federal income and branch level taxes discussed above, Carnival Corporation & plc and certain of its affiliates are subject to various U.S. state income taxes generally imposed on each states portion of the U.S. source income subject to U.S. federal income taxes.

          H. Website Access to Carnival Corporation & plc SEC Reports

          Our Form 10-K, joint Quarterly Reports on Form 10-Q, joint Current Reports on Form 8-K, joint proxy statement related to our annual stockholders meeting, Section 16 filings and all amendments to those reports are available, free of charge on our home pages at www.carnivalcorp.com, www.carnivalplc.com and www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A. Risk Factors.

          You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks we face. The risks listed below are only those risks relating to our operations that we consider material. There may be additional risks, that we currently consider not to be material, or which we are not currently aware of, that could have an adverse effect on our future results. Some of the statements in this section and elsewhere in this Form 10-K are “forward-looking statements.” For a discussion of those statements and of other factors to consider see the “Cautionary Note Concerning Factors That May Affect Future Results” section below.

•

General economic and business conditions may adversely impact the levels of our potential vacationers’ discretionary income and this group’s confidence in the U.S. and other economies and, consequently, reduce our cruise brands’ net revenue yields and profitability.

          Demand for cruises is dependent on the underlying perceived or actual economic strength of the countries from which cruise companies source their guests. Adverse changes in the perceived or actual economic climate, such as higher fuel prices, higher interest rates, more restrictive credit markets and changes in governmental policies could reduce the discretionary income or consumer confidence in the countries from which we source our guests. Consequently this may negatively affect demand for vacations, including cruise vacations, which are a discretionary purchase. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business. Decreases in discretionary income or consumer confidence could also result in lower onboard revenues, which could also have a negative effect on our profitability.

•	The international political climate and other world events affecting the safety and security of travel could adversely affect the demand for cruises and could harm our future sales and profitability.

          Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry in the past, and may have an adverse impact in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

•	We may lose business to competitors throughout the vacation market.

          We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the types of ships, services and destinations being offered to cruise guests. We try to differentiate ourselves from our cruise competitors by offering new itineraries, products and services to our guests, but the acceptance of each offering is not certain and consumers’ preferences are always subject to change. In addition, we may need to enhance our older ships with current innovative amenities in order for those ships to be more competitive with other cruise ships. Our principal competitors include the companies listed in this Form 10-K under Part 1, Item 1. Business. B. - “Cruise Operations – Competition.”

          In addition, we operate in the vacation market, and cruising is only one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other travel and leisure options, including, but not limited to, hotels, resorts, theme parks and land-based casino operators.

          In the event that we do not compete effectively with other cruise companies and other vacation alternatives, our results of operations and financial condition could be adversely affected.

•

Overcapacity in the cruise and land-based vacation industries could have a negative impact on our net revenue yields and increase operating costs, thus resulting in ship, goodwill and/or trademark asset impairments, all of which could adversely affect profitability.

          Cruising capacity has grown in recent years and we expect it to continue to increase over the next five years as all of the major cruise vacation companies are expected to introduce new ships. In order to fill new capacity, the cruise vacation industry will probably need to increase its share of the overall vacation market. The overall vacation market is also facing increases in land-based vacation capacity, which also will impact us. Failure to increase our share of the overall vacation market is one of a number of factors that could have a negative impact on our net revenue yields. In some prior years, our net revenue yields were negatively impacted as a result of a variety of factors, including capacity increases. Should net revenue yields be negatively impacted, our results of operations and financial condition could be adversely affected, including the impairment of the value of our ships, goodwill and/or trademark assets. In addition, increased cruise capacity could impact our ability to retain and attract qualified crew, including officers, at competitive costs and, therefore, increase our shipboard employee costs. Furthermore, some of the same factors that impact our guests’ decisions to cruise with us may also impact our ability to employ qualified crew.

•

Accidents, adverse weather conditions or natural disasters and other incidents affecting the health, safety, security and/or vacation satisfaction of guests could have an adverse affect on our sales and profitability.

          The operation of cruise ships, hotels, land tours and shore excursions involve the risk of accidents, including those caused by the improper operation of our ships, motorcoaches and trains, guest and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions, and other incidents at sea or while in port or on land, which may bring into question guest safety, health, security and vacation satisfaction, and thereby adversely affect future industry performance, sales and profitability.

          In addition, our cruises, hotels, port facilities, shore excursions and other service providers may be impacted by adverse weather patterns or natural disasters, such as hurricanes and earthquakes. These events could result in, among other things, increased port related and other costs as these third-party operators seek to charge us additional amounts in order to recover expenses caused by adverse events. For example, in 2005 Hurricane Wilma caused the temporary closing of cruise ports in South Florida and also destroyed our pier facility in Cozumel, Mexico, which is not expected to re-open until late-2008. As a result of the closure of this port certain of our costs have increased. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would have an adverse affect on sales and profitability.

•	Adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for cruises and affect our reputation and harm our future sales and profitability.

          Maintaining a good reputation is critical to our business. Reports, whether true or not, of ship accidents and other incidents at sea or while in port, including missing guests, inappropriate crew or guest behavior, onboard crimes, guest or crew illnesses such as incidents of stomach flu or other contagious diseases, security breaches, terrorist threats and attacks and other adverse events can result in negative publicity, and the perception that cruising is more dangerous than other vacation alternatives. Anything that damages our reputation (whether or not justified), including adverse publicity about the safety and guest satisfaction of cruising, or the vacation industry in general, could have an adverse affect impact on demand, which could lead to price discounting and a reduction in our net income.

•	Environmental legislation and regulations could affect operations and increase our operating costs.

          Some environmental groups have lobbied for more stringent regulation of cruise ships. Some groups have also generated negative publicity about the cruise industry and its environmental impact. The U.S. Congress, the IMO and the U.S. Environmental Protection Agency (“EPA”) periodically consider new laws and regulations to manage cruise ship discharges. In addition, various other regulatory agencies in the States of Alaska, California, Florida, Hawaii, Maine, Washington and elsewhere, including European regulatory organizations, have enacted or are considering new regulations or policies, such as stricter emission limits to reduce greenhouse gas effects and requirements to use low sulfur fuels, which could adversely impact the cruise industry. See Part I, Item 1. Business. B. - “Cruise Operations – Governmental Regulations” for additional information.

          Initiatives to limit greenhouse gas emissions have been introduced or are being considered in several European countries. Similarly, as of January 2008, a number of climate change bills have been introduced in the U.S. Congress, which impact all industries. While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming in the future. In addition, the EPA has been ordered by the U.S. District Court of Northern California to rescind its long standing National Pollutant Discharge Elimination System permit exemption for ship discharges that are incidental to the normal operation of a ship. As a result, the EPA has begun an administrative process to prepare regulations of such discharges as of September 30, 2008. These and other unforeseen regulatory developments have the potential to affect our operations and increase our environmental compliance costs.

          Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to vessel discharges, could increase our cost of compliance or otherwise materially adversely affect our business, results of operations and/or financial condition.

•

New regulations relating to health, safety, security and other regulatory issues could increase our operating costs or negatively affect our bookings and future net revenue yields and adversely affect net income.

          We are subject to various international, national, state and local health, safety and security laws, regulations and treaties. Due to increasing regulatory requirements applicable to our operations, appropriate training of crewmembers has become more time-consuming and increased our operating costs. See Part I, Item 1. Business. B. - “Cruise Operations-Governmental Regulations” for a detailed discussion of some of these regulatory issues.

          We believe that health, safety, security and other regulatory issues will continue to be areas of focus by relevant government authorities in the U.S., Europe and elsewhere. Resulting legislation, regulations or treaties, or changes thereto, could impact our operations and would likely subject us to increased compliance costs in the future.

          Pursuant to the Western Hemisphere Travel Initiative, by the earlier of June 1, 2009 or 90 days after the sanctioning of a People Access Security Service (“PASS”) card, U.S. citizens will be required to carry a passport or, if available, a PASS card, for travel by land or sea to or from certain countries/areas that are currently exempt from passport requirements, such as the Caribbean, Canada and Mexico. The State Department and the Department of Homeland Security are collaborating on the development of a PASS card system. The PASS card is a secure credential that verifies the citizenship and identity of U.S. nationals who re-enter the U.S. and is seen as a less expensive alternative to a passport.

          Since many of our cruise guests visiting these destinations may not currently have passports or may not obtain a PASS card if and when available, it is likely that this will have some negative effect on our bookings and future net revenue yields when the regulations take effect. There are a number of factors that could influence the ultimate impact of these regulations, such as customer travel patterns, the cost and ease of obtaining PASS cards or passports, customer price sensitivity and the cost and effectiveness of mitigating programs we and/or others have established or will establish.

•

We are subject to many economic and political factors, including changes in and compliance with numerous rules and regulations that are beyond our control, which could result in increases in our operating, financing and tax costs and could harm future sales and profitability.

          Some of our operating costs, including fuel, food, insurance, payroll and security costs, are subject to increases because of market forces, economic or political instability or decisions beyond our control. In addition, interest rates, currency fluctuations and our ability to obtain debt or equity financing are dependent on many economic and political factors. Actions by taxing jurisdictions could also cause an increase in our costs.

          For example, in 2007, 2006 and 2005 fuel costs accounted for 14.9%, 14.4% and 11.9%, respectively, of our total cruise operating expenses. Economic and political conditions in certain parts of the world make it difficult to predict the price of fuel in the future. We have taken actions to partially offset the effects of higher fuel costs through the addition of temporary fuel supplement fees by most of our brands and fuel conservation initiatives. However, the Office of the Attorney General for the State of Florida is conducting a review of the fuel supplement program implemented by our North American brands and other cruise operators. We believe that our fuel supplement complies with applicable laws and we are cooperating with the review. Success in trying to offset higher fuel costs with ticket price increases and fuel supplements is largely influenced by competitive factors and economic conditions and can vary significantly depending on the market served. Future increases in the cost of fuel globally would increase the cost of our cruise ship operations, and we may be unable to implement additional fuel conservation practices, or ticket price and/or fuel supplement increases, which would otherwise help offset these fuel cost increases.

          In addition, the State of Alaska instituted new taxes in 2007, which has impacted the cruise industry operating in Alaska. Separately in January 2008, the UK published draft changes to its tonnage tax regime which would change effective April 1, 2008, the scope of income that is includable within the UK tonnage tax regime. If such changes were adopted in their present form our brands subject to the UK tonnage tax regime will incur a higher level of UK income taxes. It is possible that other states, countries or ports of call that we regularly visit may also decide to assess new taxes or fees or change existing taxes or fees specifically targeted to the cruise industry and its employees and/or guests, including VAT taxes on cruise tickets and onboard revenues, which could increase our operating costs and/or could decrease the demand for cruises and ultimately decrease our net revenue yields and net income.

          The U.S. Customs and Border Protection (“CBP”) has proposed an interpretive rule to the Passenger Vessel Services Act (“PVSA”), which could require that all roundtrip U.S. cruises by foreign flag vessels spend at least 48 hours in each foreign port on the cruise and require that the time spent in foreign ports must be more than 50% of the time spent in all U.S. ports on the cruise. We believe the CBP issued the proposed rule to protect NCL America operations in Hawaii. However, if implemented as written, the proposed rule could also impact other non-Hawaii itineraries such as Seattle-based Alaska and some Caribbean cruises, which may no longer qualify under the PVSA. Accordingly this proposed rule could adversely affect our Hawaii and non-Hawaii cruises’ profitability.

          Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases charged to our guests.

•	Delays in ship construction and repairs, problems encountered at shipyards and shipyard consolidation could reduce our profitability.

          The construction and repair of cruise ships is a complex process and involves risks similar to those encountered in other large and sophisticated construction and repair projects, which could cause delays in completion, delivery or repair. In addition, work stoppages, insolvency or financial problems of the shipyards building or repairing our ships could also delay or prevent the delivery of our ships under construction or the repair and maintenance of existing ships in our fleet. These events could adversely affect our profitability. However, the impact from a delay in delivery of our newbuilds could be partially mitigated by contractual provisions and guarantees obtained by us. In addition, the consolidation of the control of certain European cruise shipyards could result in higher prices for future ships given the reduced number of competing shipyards, which could also reduce our profitability. Also, the lack of qualified shipyard repair facilities could result in the inability to repair and maintain our ships on a timely basis and also result in reduced profitability.

          As of November 30, 2007, we had entered into foreign currency swaps to fix the cost in Sterling and U.S. dollars of one of our Euro-denominated shipbuilding contracts and a portion of another shipbuilding contract. If the shipyard with which we have contracted is unable to perform under the related contracts, the foreign currency swaps related to the shipyard’s shipbuilding contracts would still have to be honored. This might require us to realize a loss on existing foreign currency swaps without an offsetting gain on our foreign currency denominated shipbuilding contracts, thus resulting in an adverse effect on our financial results. As all of our newbuilds are being built by European shipyards and substantially all our newbuilds are priced in Euros, the ability to purchase ships for our North American brands at favorable U.S. dollar prices has been, and may continue to be, adversely impacted as a result of the weaker U.S. dollar compared to the Euro. This can result in higher newbuild costs and reduced profitability for our North American brands.

•	Our success depends upon the continued strength of our cruise brands and our ability to implement our brand strategies.

          We believe that our cruise brands have contributed significantly to the success of our business and that maintaining and enhancing our brands is critical to expanding their customer base. In addition, the ability of our brands to successfully target different segments of the various vacation markets in which they operate enables them to continue to expand and strengthen their business. Failure to protect our brands from infringers or to grow the value of the brands could have a material adverse effect on our business and results of operations.

•	Our international operations are subject to risks not generally applicable to our domestic operations.

          Our international operations are subject to numerous risks, including exposure to local economic conditions, potential adverse changes in the diplomatic relations between foreign countries, hostility from local populations, restrictions and taxes on the withdrawal of foreign investment and earnings, government policies against the cruise business, investment restrictions or requirements, diminished ability to legally enforce our contractual rights in foreign countries, foreign exchange restrictions and fluctuations in foreign currency exchange rates, withholding and other taxes on remittances and other payments by subsidiaries, and changes in and application of foreign taxation structures including value added taxes.

•

Our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations.

          Our forecasted cash flow from future operations may be adversely affected by various factors including, but not limited to, declines in guest demand, increased competition, overcapacity, the deterioration in general economic and business conditions, including the recent liquidity issues in the U.S. debt markets, terrorist attacks and the threats thereof, ship accidents and other incidents, adverse publicity and increases in fuel prices, as well as other factors noted under these “Risk Factors” and under the “Cautionary Note Concerning Factors That May Affect Future Results” section below. To the extent that we are required, or choose, to fund future cash requirements, including future shipbuilding commitments, from sources other than cash flow from operations, cash on hand and current external sources of liquidity, including committed financings, we will have to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets.

          Our access to, and the cost of, financing will depend on, among other things, the maintenance of our strong long-term credit ratings. Carnival Corporation and Carnival plc’s senior, unsecured long-term debt ratings are “A-3” by Moody’s, “A-” by Standard & Poor’s and “A-” by Fitch Ratings. Carnival Corporation’s short-term corporate credit ratings are “P-2” by Moody’s, “A-2” by Standard & Poor’s and “F2” by Fitch Ratings.

•	Geographic regions in which we try to expand our business may be slow to develop, and ultimately not develop how we expect, thus resulting in the slower growth of our business.

          As we expand our global presence into both existing lower-penetrated markets and new developing markets, which require, among other things, investments and start-up costs that we may not be able to recover through future revenues from these markets. In addition, we cannot be certain that these markets will ultimately develop as we expect. Accordingly, our business expansion plans may not produce the returns that we had expected. For instance, in 2006 we entered the Chinese market, and it is too early to determine if it will develop as expected over the long-term.

•

We rely on external sales distribution channels for most of our guests’ bookings and, therefore, major changes in the costs or availability of external distribution channels could result in a reduction in our sales revenues and net income.

          In 2007, the vast majority of our guests booked their cruises through independent travel agents, wholesalers and tour operators. These parties generally sell and market our cruises on a nonexclusive basis. Although we offer commission and other incentives to them for booking our cruises that are comparable to those offered by others in the cruise industry, there can be no guarantee that our competitors will not offer higher commissions and incentives in the future. In addition, significant disruptions or contractions to these businesses could have an adverse effect on our sales and related commission costs.

•

We rely to a large extent on scheduled commercial airline services for guest connections and, therefore, increases in the price of, or major changes or reduction in commercial airline services, could undermine our ability to provide reasonably priced vacation packages to our guests.

          Some of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall vacation price to our guests and may adversely affect demand for our cruises. In addition, changes in commercial airline services as a result of strikes, adverse weather conditions or other events, or the lack of availability due to schedule changes or a high level of airline bookings could adversely affect our ability to deliver guests to or from our cruise ships and increase our cost of sales which would, in turn, have an adverse effect on our results of operations.

•	The impact of self-insuring against various risks or the inability to obtain insurance for certain risks at reasonable rates could result in higher expenses.

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

          In addition, a new protocol to the Athens Convention is in the process of being ratified, which would require some passenger ship operations to maintain compulsory insurance or some other form of financial security, to cover the per capita limit of strict liability for losses suffered by passengers that has been set under the Athens Convention. If the protocol is ratified, we cannot be certain that affordable and viable insurance markets will be available to provide the required coverages. If the new protocol is ratified we would expect our insurance costs to increase.

          We may also be subject to additional premium costs, in amounts based not only on our own claim records, but also on the claim records of all other members of the P&I associations through which we receive indemnity coverage for tort liability. If we, or other members of our P&I associations, were to sustain significant losses in the future, our ability to obtain insurance coverage or coverage at commercially reasonable rates could be materially adversely affected. Finally, if other marine insurers experience more claims, this could result in additional premium costs for us.

•	Disruptions and other impairments to our information technology networks could result in decreases in our net income.

          Our ability to increase revenues and decrease costs, as well as our ability to serve guests most effectively, depends in part on the reliability of our sophisticated information technology (“IT”) networks. We use software and other IT systems to, among other things, manage our inventory of cabins held for sale and set their pricing in order to maximize our revenue yields, and to optimize the effectiveness and efficiency of our shoreside and shipboard operations. Any disruptions and other impairments to these computer systems or unauthorized access to confidential customer or employee personal information could adversely impact our customer service and satisfaction, employee relationships, decrease the volume of our business and result in increased costs. In addition, the operation, maintenance and updating of these networks is dependent on third-party technologies, systems and services for which there is no certainty of uninterrupted availability. While we have invested and continue to invest in IT security initiatives and disaster recovery plans, these measures cannot insulate us from IT disruptions that could result in adverse effects on our operations and net income.

•	The lack of continued availability of attractive port destinations for our cruise ships could reduce our net revenue yields and net income.

          We believe that attractive and safe port destinations, including ports that are not overly congested with tourists, are major reasons why our guests choose a cruise versus an alternative vacation option. The availability of ports, including the specific port facility at which our guests will embark and disembark, is affected by a number of factors including, but not limited to, existing capacity constraints, security and safety concerns, adverse weather conditions and natural disasters, financial limitations on port development, political instability, exclusivity arrangements that ports may have with our competitors, local governmental regulations and charges and local community concerns about both port development and other adverse impacts on their communities from additional tourists. The inability to continue to maintain, rebuild, if necessary, and increase our ports of call could adversely affect our net revenue yields and net income.

•

The DLC structure involves risks not associated with the more common ways of combining the operations of two companies, and these risks may have an adverse effect on the economic performance of the companies and/or their respective share prices.

          The DLC structure is a relatively uncommon way of combining the management and operations of two companies and it involves different issues and risks from those associated with the other more common ways of effecting a business combination, such as a merger or exchange offer to create a wholly owned subsidiary. In our DLC structure, the combination is effected primarily by means of contracts between Carnival Corporation and Carnival plc and not by operation of a statute or court order. The legal effect of these contractual rights may be different from the legal effect of a merger or amalgamation under statute or court order, and there may be difficulties in enforcing these contractual rights. Shareholders and creditors of either company might challenge the validity of the contracts or their lack of standing to enforce rights under these contracts, and courts may interpret or enforce these contracts in a manner inconsistent with the express provisions and intentions we included in such contracts. In addition, shareholders and creditors of other companies might successfully challenge other DLC structures and establish legal precedents that could increase the risk of a successful challenge to our DLC structure. We maintain two separate public companies and comply with both Panamanian corporate law and English company laws and different securities and other regulatory and stock exchange requirements in the UK and the U.S. This structure requires more administrative time and cost than was the case for each company individually, which has an adverse effect on our operating efficiency.

•

Changes under the Internal Revenue Code, applicable U.S. income tax treaties, and the uncertainty of the DLC structure under the Internal Revenue Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income. In addition, changes in the UK, Italian, German, Australian and other countries’ or states’ income or other tax laws, regulations or treaties could also adversely affect our net income.

          We believe that substantially all of the U.S. source shipping income of each of Carnival Corporation and Carnival plc qualifies for exemption from U.S. federal income tax, either under (1) Section 883 of the Internal Revenue Code; (2) U.S.-Italian income tax treaty; or (3) other applicable U.S. income tax treaties, and should continue to so qualify under the DLC structure. There is, however, no existing U.S. federal income tax authority that directly addresses the tax consequences of implementation of a DLC structure for purposes of Section 883 or any other provision of the Internal Revenue Code or any income tax treaty and, consequently, these matters are not free from doubt.

          If we did not qualify for exemption from substantially all U.S. federal income taxes or if such exemptions or laws were changed, we would have significantly higher U.S. income tax expenses. In addition, changes in the income or other tax laws affecting our cruise businesses in the UK, Italy, Germany, Australia and elsewhere could result in higher income and/or other taxes, such as value added taxes, being levied on our cruise operations, thus resulting in lower net income.

           See Part I, Item 1. Business. G. - “Taxation” for additional information.

•

A small group of shareholders collectively owned, as of January 22, 2008, approximately 29% of the total combined voting power of our outstanding shares and may be able to effectively control the outcome of shareholder voting.

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

•	Carnival Corporation and Carnival plc are not U.S. corporations, and our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.

          Carnival Corporation’s corporate affairs are governed by its third amended and restated articles of incorporation (“Articles”) and second amended and restated by-laws (“by-laws”) and by the corporate laws of Panama. Carnival plc is governed by its articles of association and memorandum of association and by the corporate laws of England and Wales. The contracts that control the relationship between Carnival Corporation and Carnival plc under the DLC are governed by the laws of Panama, the Isle of Man and the Cayman Islands. The corporate laws of Panama, England and Wales, the Isle of Man and the Cayman Islands may differ in some respects from the corporate laws in the U.S.

•

Provisions in Carnival Corporation’s and Carnival plc’s constitutional documents may prevent or discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

          Carnival Corporation’s Articles and by-laws and Carnival plc’s articles of association contain provisions that may delay, defer, prevent or render more difficult a takeover attempt that our shareholders consider to be in their best interests. As a result, these provisions may prevent our shareholders from receiving a premium to the market price of our shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

           Specifically, Carnival Corporation’s Articles contain provisions that prevent third parties, other than the Arison family and trusts established for their benefit, from acquiring beneficial ownership of more than 4.9% of its outstanding shares without the consent of Carnival Corporation’s board of directors and provide for the lapse of rights, and sale, of any shares acquired in excess of that limit. The effect of these provisions may preclude third parties from seeking to acquire a controlling interest in us in transactions that shareholders might consider to be in their best interests and may prevent them from receiving a premium above market price for their shares.

          Cautionary Note Concerning Factors That May Affect Future Results

          Some of the statements contained in this Form 10-K are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “believes,” “expect,” “anticipate,” “forecast,” “future,” “intends,” “plan,” and “estimate” and similar expressions.

          Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this Form 10-K. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day, estimates of ship depreciable lives and residual values, outlook or business prospects.

          Certain of the risks we are exposed to are identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Cautionary Note Concerning Factors That May Affect Future Results” in Exhibit 13 to this Form 10-K and in this Item 1A. “Risk Factors.” These sections contain important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and/or adversely affect our business, results of operations and financial position.

          Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant listing rules, we expressly disclaim any obligation to disseminate, after the date of this Form 10-K, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          The Carnival Corporation and Carnival plc corporate headquarters and our larger shoreside locations are as follows:

Entity/Brand	Location	Square Footage	Own/Lease

Carnival Corporation headquarters and Carnival Cruise Lines	Miami, FL U.S.A.	456,000/26,000	Own/Lease
Princess	Santa Clarita, CA U.S.A.	367,000	Lease
Holland America Line, Holland America Tours and Princess Tours	Seattle, WA U.S.A.	38,000/233,000	Own/Lease
Costa	Genoa, Italy	155,000/14,000	Own/Lease
P&O Cruises, Ocean Village, Cunard, Carnival Corporation & plc’s Technical Services and UK sales office	Southampton, England (a)	112,000	Lease
AIDA	Rostock, Germany	103,000	Lease
Carnival plc headquarters and UK sales office	London, England	8,000	Lease

(a)	Carnival plc entered into a new Southampton office lease agreement for 150,000 square feet to replace the existing Southampton lease facility, which we expect to occupy during fiscal 2009.

          In addition, we own and/or lease port facilities that we operate in Barcelona, Spain, Cozumel, Mexico, Grand Turk, the Turks & Caicos Islands, Juneau, Alaska, Long Beach, California and Savona, Italy.

          Our cruise ships, headquarters, port and shoreside facilities and Holland America Tours’ and Princess Tours’ properties, are all well maintained and in good condition. We evaluate our needs periodically and obtain additional facilities when deemed necessary. We believe that our facilities are adequate for our current needs.

          Our cruise ships and Holland America Line’s and Princess’ private islands, Half Moon Cay and Princess Cays, respectively, are briefly described in Part I, Item 1. Business. B. - “Cruise Operations.” The hotel properties associated with Holland America Tours and Princess Tours operations, substantially all of which are owned, are briefly described in Part I, Item 1. Business. A. - “General.”

Item 3. Legal Proceedings.

          On September 21, 2006, a class action complaint was filed by J. B. Miller on behalf of a purported class of past passengers against Holland America Line in the U.S. District Court for the Western District of Washington. The complaint alleges that Holland America Line (a) failed to disclose that shore excursion vendors paid Holland America Line to promote their services as required by an Alaska statute, and (b) collected and retained payment from passengers for PVSA violations in certain instances when Holland America Line did not actually incur the fines. The complaint seeks (i) certification as a class action, (ii) statutory damages under Alaska’s consumer protection statutes, (iii) damages for each PVSA fine collected and additional damages for each PVSA fine collected where no fine was imposed, (iv) injunctive relief and (v) attorneys’ fees, costs and interest. The plaintiff voluntarily withdrew the shore excursion disclosure claim, and the court has approved a settlement of the PVSA claim that will result in the refund of fines collected but not paid, plus interest and attorneys’ fees.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Executive Officers of the Registrants

          Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

          The table below sets forth the name, age and title of each of our executive officers. Titles listed relate to positions within Carnival Corporation and Carnival plc unless otherwise noted. All the Carnival plc positions were effective as of April 17, 2003 except as noted below.

NAME	AGE	POSITION

Micky Arison	58	Chairman of the Board of Directors and Chief Executive Officer
David Bernstein	50	Senior Vice President and Chief Financial Officer
Alan B. Buckelew	59	President and Chief Executive Officer of Princess Cruises
Gerald R. Cahill	56	President and Chief Executive Officer of Carnival Cruise Lines
David K. Dingle	50	Chief Executive Officer of Carnival UK
Pier Luigi Foschi	61	Chairman and Chief Executive Officer of Costa Crociere, S.p.A. and Director
Howard S. Frank	66	Vice Chairman of the Board of Directors and Chief Operating Officer
Larry Freedman	56	Chief Accounting Officer and Vice President-Controller
Stein Kruse	49	President and Chief Executive Officer of Holland America Line Inc.
Arnaldo Perez	47	Senior Vice President, General Counsel and Secretary
Peter G. Ratcliffe	59	Chief Executive Officer of P&O Princess Cruises International and Director

          Business Experience of Executive Officers

          Micky Arison has been Chairman of the Board of Directors since October 1990 and a director since June 1987. He has been Chief Executive Officer since 1979. Mr. Arison has been employed by us for 36 years.

          David Bernstein has been Senior Vice President and Chief Financial Officer since July 2007. From July 2003 to July 2007, he was Vice President and Treasurer. From June 1998 to

July 2003, he was Chief Financial Officer of Cunard and Seabourn. Mr. Bernstein has been employed by us for nine years.

          Alan B. Buckelew has been Chief Executive Officer of Princess Cruises since June 2007. He has been President from February 2004. From October 2004 to June 2007, he was Chief Operating Officer of Cunard. From October 2000 to January 2004, he was Executive Vice President and Chief Financial Officer of Princess. Mr. Buckelew has been employed by us or Carnival plc predecessor companies for 30 years.

          Gerald R. Cahill has been President and Chief Executive Officer of Carnival Cruise Lines since July 2007. From December 2003 to June 2007, he was Executive Vice President and Chief Financial and Accounting Officer of Carnival Corporation & plc. From January 1998 to November 2003 he was Senior Vice President Finance, Chief Financial and Accounting Officer. Mr. Cahill has been employed by us for 13 years.

          David K. Dingle has been Chief Executive Officer of Carnival UK, whose brands include P&O Cruises, Ocean Village and Cunard, since June 2007. In addition, he has also been Chairman of the Carnival plc Management Committee with responsibility for Carnival Australia since June 2007. From April 2003 to June 2007, he was Managing Director of Carnival UK and P&O Cruises. From June 2000 to April 2003, he was Managing Director of P&O Cruises UK. Mr. Dingle has been employed by us or Carnival plc predecessor companies for 29 years.

          Pier Luigi Foschi has been a director since April 2003. He has been Chief Executive Officer of Costa Crociere, S.p.A. since October 1997 and Chairman of its Board since January 2000. Mr. Foschi has been employed by us for 10 years.

          Howard S. Frank has been Vice Chairman of the Board of Directors since October 1993, Chief Operating Officer since January 1998 and a director since April 1992. Mr. Frank has been employed by us for 18 years.

          Larry Freedman has been Chief Accounting Officer since July 2007 and Vice President-Controller since April 1998. From April 1998 to June 2007, Mr. Freedman was also Vice President – Finance. Mr. Freedman has been employed by us for nine years.

          Stein Kruse has been the President and Chief Executive Officer of Holland America Line since December 2004. From November 2003 to November 2004, he was the President and Chief Operating Officer of Holland America Line. From September 1999 to October 2003, he was Senior Vice President, Fleet Operations for Holland America Line. Mr. Kruse has been employed by us for eight years.

          Arnaldo Perez has been Senior Vice President, General Counsel and Secretary since March 2002. From August 1995 to February 2002 he was Vice President, General Counsel and Secretary. Mr. Perez has been employed by us for 15 years.

          Peter G. Ratcliffe has been a director since April 2003 and a director of Carnival plc since October 2000. He is Chief Executive Officer of P&O Princess Cruises International, which had primary responsibility for the operations of Cunard, Ocean Village, P&O Cruises, P&O Cruises Australia and Princess through June 2007. We announced in June 2007 that Mr. Ratcliffe will be retiring as an executive officer of Carnival Corporation and Carnival plc on March 6, 2008. He was Carnival plc’s Chief Executive Officer until April 2003. He was previously an executive director of The Peninsular and Oriental Steam Navigation Company and head of its cruise division, having served as President of Princess since 1993 and its Chief Operating Officer since 1989. Mr. Ratcliffe has been employed by us or Carnival plc’s predecessor companies for 34 years.

PART II

Item 5. Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases              of Equity Securities.

          A. Market Information

          The information required by Item 201(a) of Regulation S-K, Market Information, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

          B. Holders

          The information required by Item 201(b) of Regulation S-K, Holders, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

          C. Dividends

          Carnival Corporation and Carnival plc declared cash dividends on all of their common stock and ordinary shares, respectively, in the amount of:

	Quarters Ended

	February 28/29	May 31	August 31	November 30

2008	$0.40
2007	$0.275	$0.35	$0.35	$0.40
2006	$0.25	$0.25	$0.25	$0.275

          All dividends for both Carnival Corporation and Carnival plc are declared in U.S. dollars. Holders of Carnival Corporation common stock and Carnival plc American Depository Shares receive a dividend payable in U.S. dollars. The dividends payable for Carnival plc ordinary shares are payable in Sterling, unless the shareholders elect to receive the dividend in U.S. dollars. Dividends payable in Sterling will be converted from U.S. dollars into Sterling at the dollar/Sterling exchange rate quoted by the Bank of England in London at 12:00 p.m. on the next combined U.S. and UK business day that follows the quarter end.

          Payment of future dividends on Carnival Corporation common stock and Carnival plc ordinary shares will depend upon, among other factors, our earnings, financial condition and capital requirements. The payment and amount of any dividend is within the discretion of the Boards of Directors, and it is possible that the timing and amount of any dividend may vary from the levels discussed above. We cannot be certain that Carnival Corporation and Carnival plc will continue to have per share dividend increases, as were declared in recent years, or maintain their current levels.

          D. Performance Graph

          The information required by Item 201(e) of Regulation S-K, Performance Graph, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

          E. Recent Sales of Unregistered Securities

          During the three months ended November 30, 2007, $16,000 and $5,000 of our 2% notes and zero coupon notes were converted at their accreted value into 407 shares and 82 shares of Carnival Corporation common stock, respectively, all of which were issued from newly issued common stock from registration under Section 3(a)(9) of the Securities Act of 1933.

          Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

          F. Issuer Purchases of Equity Securities

          During the quarter ended November 30, 2007, purchases by Carnival Corporation of Carnival Corporation’s equity securities that are registered by it pursuant to Section 12 of the Securities Exchange Act of 1934 were as follows:

Period	Total Number of Shares Purchased in Fourth Quarter	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

			(in millions)

September 1, 2007 through September 30, 2007			$996
October 1, 2007 through October 31, 2007			$996
November 1, 2007 through November 30, 2007	200,000	$44.58	$871

Total	200,000	$44.58

(a)

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million authorization back to $1 billion. The repurchase program does not have an expiration date and may be discontinued by our Boards of

Directors at any time. All shares in the above table were repurchased pursuant to this program. From December 1, 2007 through January 28, 2008, we purchased 0.6 million shares of Carnival Corporation common stock at an average share price of $44.63. The Carnival plc share repurchase authorization requires annual shareholder approval and is subject to a maximum of 10.7 million ordinary shares until April 2008, of which 8.6 million have been purchased through January 28, 2008. During the 2007 fourth quarter and from December 1, 2007 through January 28, 2008 we purchased 4.8 million and 1.3 million ordinary shares of Carnival plc, which are not registered under Section 12 of the Securities Exchange Act of 1934 at an average price of $43.28 and $43.77, respectively. Carnival plc ordinary shares are listed on the London Stock Exchange. At January 28, 2008 the remaining availability pursuant to our repurchase program was $788 million.

Item 6. Selected Financial Data.

          The information required by Item 6. Selected Financial Data, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The information required by Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          The information required by Item 7A. Quantitative and Qualitative Disclosures About Market Risk, is shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 and is incorporated by reference into this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

          The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2008, and the Selected Quarterly Financial Data (Unaudited), are shown in Exhibit 13 and are incorporated by reference into this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of November 30, 2007, that they are effective as described above.

          Changes in Internal Control over Financial Reporting

          During the three months ended November 30, 2007, we have substantially completed our implementation of a new worldwide accounting system. As a result, there have been changes in our internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As part of the system implementation, we have reviewed the controls affected by the new accounting system and have made the necessary internal control changes.

          Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of November 30, 2007.

          PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited our consolidated financial statements incorporated in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of November 30, 2007 as stated in their report which is shown in Exhibit 13 and is incorporated by reference into this Form 10-K.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

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

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officers, including the chief financial officer, chief accounting officer and controller and other persons performing similar functions. This code of ethics is posted on our website, which is located at www.carnivalcorp.com and www.carnivalplc.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the addresses specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

          The additional information required by Item 10 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the fiscal year, except that the information concerning the Carnival Corporation and Carnival plc executive officers called for by Item 401(b) of Regulation S-K is included in Part I of this Form 10-K.

Item 11. Executive Compensation.

          The information required by Item 11 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

          Carnival Corporation

          Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival Corporation equity securities are authorized for issuance as of November 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	14,868,481	(1)	$42.40	28,442,001	(2)(3)

Equity compensation plans not approved by security holders

Total	14,868,481		$42.40	28,442,001

(1)

Includes outstanding options to purchase Carnival Corporation common stock under the Carnival Cruise Lines, Inc. 1987 Stock Option Plan, Carnival Corporation 1992 Stock Option Plan, Carnival Corporation 2002 Stock Plan, Carnival Corporation 1993 Outside Directors’ Stock Option Plan and Carnival Corporation 2001 Outside Director Stock Plan. Also includes 371,039 restricted share units outstanding under the Carnival Corporation 2002 Stock Plan and 13,500 restricted share units outstanding under the Carnival Corporation 2001 Outside Director Stock Plan.

(2)

Includes Carnival Corporation common stock available for issuance as of November 30, 2007 as follows: 2,624,757 under the Carnival Corporation Employee Stock Purchase Plan, 25,010,211 under the Carnival Corporation 2002 Stock Plan and 422,494 under The Carnival Corporation 2001 Outside Director Stock Plan.

(3)

In addition to options, the Carnival Corporation 2002 Stock Plan and the Carnival Corporation 2001 Outside Director Stock Plan provide for the award of restricted shares and restricted share units without limitation on the number of shares than can be awarded in either form.

          Carnival plc

          Set forth below is a table that summarizes compensation plans (including individual compensation arrangements) under which Carnival plc equity securities are authorized for issuance as of November 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,445,606	(2)	$52.37	12,766,979	(3)

Equity compensation plans not approved by security holders

Total	3,445,606		$52.37	12,766,979

(1)	Converted from Sterling, if applicable, using the November 30, 2007 exchange rate of $2.08:£1.

(2)

Includes outstanding options to purchase Carnival plc ordinary shares under the Carnival plc Executive Share Option Plan and Carnival plc 2005 Employee Share Plan. Also includes 212,656 restricted share units outstanding under the Carnival plc 2005 Employee Share Plan.

(3)

In addition to options, the Carnival plc 2005 Employee Share Plan provides for the award of restricted shares and restricted share units without limitation on the number of shares that can be awarded in either form.

          The additional information required by Item 12 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

Items 13 and 14. Certain Relationships and Related Transactions, and Director Independence and                              Principal Accountant Fees and Services.

          The information required by Items 13 and 14 is incorporated herein by reference to the Carnival Corporation and Carnival plc joint definitive proxy statement to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a) (1) Financial Statements

          The financial statements shown in Exhibit 13 are incorporated herein by reference into this Form 10-K.

                (2) Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                (3) Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K and such Index to Exhibits is hereby incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison

Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors and Chief Executive Officer	Directors and Chief Executive Officer
January 29, 2008	January 29, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

CARNIVAL CORPORATION	CARNIVAL PLC

/s/ Micky Arison	/s/ Micky Arison

Micky Arison	Micky Arison
Chairman of the Board of	Chairman of the Board of
Directors and Chief Executive Officer	Directors and Chief Executive Officer
January 29, 2008	January 29, 2008

/s/ Howard S. Frank	/s/ Howard S. Frank

Howard S. Frank	Howard S. Frank
Vice Chairman of the Board of	Vice Chairman of the Board of
Directors and Chief Operating Officer	Directors and Chief Operating Officer
January 29, 2008	January 29, 2008

/s/ David Bernstein	/s/ David Bernstein

David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer
January 29, 2008	January 29, 2008

/s/ Larry Freedman	/s/ Larry Freedman

Larry Freedman	Larry Freedman
Chief Accounting Officer	Chief Accounting Officer
January 29, 2008	January 29, 2008

/s/ *Richard G. Capen, Jr.	/s/ *Richard G. Capen, Jr.

Richard G. Capen, Jr.	Richard G. Capen, Jr.
Director	Director
January 29, 2008	January 29, 2008

/s/ *Robert H. Dickinson	/s/ *Robert H. Dickinson

Robert H. Dickinson	Robert H. Dickinson
Director	Director
January 29, 2008	January 29, 2008

/s/ *Arnold W. Donald	/s/ *Arnold W. Donald

Arnold W. Donald	Arnold W. Donald
Director	Director
January 29, 2008	January 29, 2008

/s/ *Pier Luigi Foschi	/s/ *Pier Luigi Foschi

Pier Luigi Foschi	Pier Luigi Foschi
Director	Director
January 29, 2008	January 29, 2008

/s/ *Richard J. Glasier	/s/ *Richard J. Glasier

Richard J. Glasier	Richard J. Glasier
Director	Director
January 29, 2008	January 29, 2008

/s/ *Baroness Sarah Hogg	/s/ *Baroness Sarah Hogg

Baroness Sarah Hogg	Baroness Sarah Hogg
Director	Director
January 29, 2008	January 29, 2008

/s/ *Modesto A. Maidique	/s/ *Modesto A. Maidique

Modesto A. Maidique	Modesto A. Maidique
Director	Director
January 29, 2008	January 29, 2008

/s/ *Sir John Parker	/s/ *Sir John Parker

Sir John Parker	Sir John Parker
Director	Director
January 29, 2008	January 29, 2008

/s/ *Peter G. Ratcliffe	/s/ *Peter G. Ratcliffe

Peter G. Ratcliffe	Peter G. Ratcliffe
Director	Director
January 29, 2008	January 29, 2008

/s/ *Stuart Subotnick	/s/ *Stuart Subotnick

Stuart Subotnick	Stuart Subotnick
Director	Director
January 29, 2008	January 29, 2008

/s/ *Laura Weil	/s/ *Laura Weil

Laura Weil	Laura Weil
Director	Director
January 29, 2008	January 29, 2008

/s/ *Uzi Zucker	/s/ *Uzi Zucker

Uzi Zucker	Uzi Zucker
Director	Director
January 29, 2008	January 29, 2008

*By: /s/ Arnaldo Perez	*By: /s/ Arnaldo Perez

(Arnaldo Perez	(Arnaldo Perez
Attorney-in-fact)	Attorney-in-fact)
January 29, 2008	January 29, 2008

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Second Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	10/19/07

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/17/03

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/17/03

Instruments defining the rights of security holders, including indentures

4.1	Agreement of Carnival Corporation and Carnival plc, dated January 11, 2008 to furnish certain debt instruments to the Securities and Exchange Commission.				X

4.2	Carnival Corporation Deed, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc for the benefit of the P&O Princess Shareholders.	10-Q	4.1	08/31/03

4.3	Equalization and Governance Agreement, dated April 17, 2003, between Carnival Corporation and P&O Princess Cruises plc.	10-Q	4.2	08/31/03

4.4	Carnival Corporation Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-4	4.3	5/30/03

4.5	Carnival plc (formerly P&O Princess Cruises plc) Deed of Guarantee, dated as of April 17, 2003, between Carnival Corporation and Carnival plc.	S-3 & F-3	4.10	6/19/03

4.6	Specimen Common Stock Certificate.	S-3 & F-3	4.16	6/19/03

4.7	Pairing Agreement, dated as of April 17, 2003, between Carnival Corporation, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and Computershare Investor Services (formerly SunTrust Bank), as transfer agent.	8-K	4.1	4/17/03

4.8	Voting Trust Deed, dated as of April 17, 2003, between Carnival Corporation and The Law Debenture Trust Corporation (Cayman) Limited, as trustee.	8-K	4.2	4/17/03

Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

4.9		SVE Special Voting Deed, dated as of April 17, 2003, between Carnival Corporation, DLS SVC Limited, P&O Princess Cruises plc, The Law Debenture Trust Corporation (Cayman) Limited, as trustee, and The Law Debenture Trust Corporation, P.L.C.	8-K	4.3	4/17/03

4.10		Form of Amended and Restated Deposit Agreement and holders from time to time of receipts issued thereunder.	Post Amendment to Form F-6	99-a	4/15/03

4.11		Indenture, dated as of April 25, 2001, between Carnival Corporation and U.S. Bank Trust National Association, as trustee, relating to unsecured and unsubordinated debt securities.	S-3	4.5	6/13/01

4.12		Form of Indenture, dated March 1, 1993, between Carnival Cruise Lines, Inc. and First Trust National Association, as Trustee, relating to the Debt Securities, including form of Debt Security.	S-3	4	3/2/93

4.13		Second Supplemental Indenture, dated December 1, 2003, between Carnival plc and Carnival Corporation to The Bank of New York, as Trustee, relating to 7.875% debentures due 2027.	10-K	4.14	11/30/03

Material Contracts

10.1	*	Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	8/31/07

10.2	*	Amendment to the Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.2	11/30/03

10.3		Facilities Agreement dated October 21, 2005, between Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland as facilities agent and a syndicate of financial institutions.	10-K	10.3	11/30/05

10.4	*	Amended and Restated Carnival Corporation 1992 Stock Option Plan.	10-K	10.4	11/30/97

10.5	*	Carnival Cruise Lines, Inc. 1993 Restricted Stock Plan adopted on January 15, 1993 and as amended January 5, 1998 and December 21, 1998.	10-K	10.5	11/30/98

Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.6	*	Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.6	11/30/97

10.7	*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.1	2/28/07

10.8	*	Carnival Cruise Lines, Inc. Non-Qualified Retirement Plan.	10-K	10.4	11/30/90

10.9	*	Executive Long-term Compensation Agreement, dated as of January 16, 1998, between Robert H. Dickinson and Carnival Corporation.	10-K	10.2	11/30/97

10.10	*	Consulting Agreement/Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	S-3A	4.3	7/16/91

10.11	*	First Amendment to Consulting Agreement/Registration Rights Agreement between Carnival Corporation and Ted Arison.	10-K	10.40	11/30/92

10.12	*	Director Appointment Letter between Peter G. Ratcliffe and Carnival plc.	10-Q	10.23	5/31/03

10.13	*	Director Appointment Letter, dated August 19, 2004, between Baroness Sarah Hogg and each of Carnival Corporation and Carnival plc.	10-K	10.13	11/30/04

10.14	*	Director’s Appointment Letter, dated August 19, 2004, between Richard J. Glasier and each of Carnival Corporation and Carnival plc.	10-K	10.14	11/30/04

10.15	*	Director Appointment Letter, dated August 19, 2004, between Sir John Parker and each of Carnival Corporation and Carnival plc.	10-K	10.15	11/30/04

10.16	*	Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.2	8/31/05

10.17	*	Executive Long-term Compensation Agreement, dated January 11, 1999, between Carnival Corporation and Micky Arison.	10-K	10.36	11/30/98

10.18	*	Executive Long-term Compensation Agreement, dated January 11, 1999, between Carnival Corporation and Howard S. Frank.	10-K	10.37	11/30/98

10.19	*	Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.32	11/30/99

10.20	*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-K	10.31	11/30/00

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.21*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.33	11/30/99

10.22*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.2	2/28/07

10.23*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.34	11/30/00

10.24*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-K	10.37	11/30/01

10.25*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.3	2/28/07

10.26*	Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.1	5/31/05

10.27*	Amended and Restated Carnival Corporation 2002 Stock Plan.	10-Q	10.1	5/31/03

10.28*	Agreement with Pier Luigi Foschi.	10-Q	10.4	8/31/05

10.29	Succession Agreement, dated as of May 28, 2002, to Registration Rights Agreement, dated June 14, 1991, between Carnival Corporation and Ted Arison.	10-Q	10.2	5/31/02

10.30*	Employment Agreement, dated as of April 17, 2003, by and between POPCIL and Peter Ratcliffe.	10-Q	10.2	5/31/03

10.31*	Carnival Corporation & plc Non-Executive Board of Director Cruise Benefit Policy.	10-Q	10.1	8/31/05

10.32*	Indemnification Agreement, dated April 17, 2003, between Micky M. Arison and Carnival Corporation.	10-Q	10.5	5/31/03

10.33*	Consulting Agreement, dated November 30, 2004, between A. Kirk Lanterman, Holland America Line Inc. and others.	10-K	10.33	2/14/05

10.34*	Indemnification Agreement, dated April 17, 2003, between Robert H. Dickinson and Carnival Corporation.	10-Q	10.9	5/31/03

10.35*	Amendment to the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.1	2/28/06

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.36*	Indemnification Agreement, dated April 17, 2003, between Pier Luigi Foschi and Carnival Corporation.	10-Q	10.13	5/31/03

10.37*	Indemnification Agreement, dated April 17, 2003, between Howard S. Frank and Carnival Corporation.	10-Q	10.15	5/31/03

10.38*	Director Appointment Letter, dated December 1, 2004, between A. Kirk Lanterman and each of Carnival Corporation and Carnival plc.	10-K	10.38	11/30/04

10.39*	Indemnification Agreement, dated April 17, 2003, between Peter G. Ratcliffe and Carnival Corporation.	10-Q	10.24	5/31/03

10.40*	Director Appointment Letter, dated April 14, 2003, between Micky M. Arison and Carnival plc.	10-Q	10.4	5/31/03

10.41*	Director Appointment Letter, dated August 19, 2004, between Richard G. Capen and each of Carnival Corporation and Carnival plc.	10-K	10.41	11/30/04

10.42*	Director Appointment Letter, dated April 14, 2003, between Robert H. Dickinson and Carnival plc.	10-Q	10.8	5/31/03

10.43*	Director Appointment Letter, dated August 19, 2004, between Arnold W. Donald and each of Carnival Corporation and Carnival plc.	10-K	10.43	11/30/04

10.44*	Director Appointment Letter between Pier Luigi Foschi and Carnival plc.	10-Q	10.12	5/31/03

10.45*	Director Appointment Letter, dated April 14, 2003, between Howard S. Frank and Carnival plc.	10-Q	10.14	5/31/03

10.46*	Director Appointment Letter, dated August 19, 2004, between Modesto A. Maidique and each of Carnival Corporation and Carnival plc.	10-K	10.46	11/30/04

10.47*	Amendment No. 1 to the Employment Agreement, dated as of July 19, 2004, by and between P&O Princess International Ltd. and Peter Ratcliffe.	10-Q	10.1	8/31/04

10.48*	Director Appointment Letter, dated August 19, 2004, between Stuart Subotnick and each of Carnival Corporation and Carnival plc.	10-K	10.48	11/30/04

10.49*	Director Appointment Letter, dated August 19, 2004, between Uzi Zucker and each of Carnival Corporation and Carnival plc.	10-K	10.49	11/30/04

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.50*	Amendment of the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/03

10.51*	Amendment of the Carnival Corporation Nonqualified Retirement Plan For Highly Compensated Employees.	10-Q	10.2	2/28/03

10.52*	The P&O Princess Cruises Executive Share Option Plan.	20-F	4.9	12/30/01

10.53*	The P&O Princess Cruises Deferred Bonus and Co-Investment Matching Plan.	20-F	4.10	12/30/01

10.54*	Amended and Restated Carnival Cruise Lines Management Incentive Plan.	10-Q	10.4	2/28/07

10.55*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	10-Q	10.1	2/29/04

10.56*	Amendment to the Carnival Corporation Nonqualified Retirement Plan for Highly Compensated Employees.	10-Q	10.2	2/29/04

10.57*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.3	2/29/04

10.58*	Amendment to the Carnival Corporation “Fun Ship” Nonqualified Savings Plan.	10-Q	10.1	2/28/05

10.59*	Form of Nonqualified Stock Option Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.	10-Q	10.5	8/31/05

10.60*	Form of Restricted Stock Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.				X

10.61*	Form of Restricted Stock Unit Award Agreement for the Amended and Restated Carnival Corporation 2001 Outside Director Stock Plan.				X

10.62*	Form of Share Option Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.8	8/31/05

10.63	Deed of Guarantee, dated October21, 2005, between Carnival Corporation as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.63	11/30/05

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.64	Deed of Guarantee, dated October 21, 2005, between Carnival plc as guarantor and the Royal Bank of Scotland plc as facilities agent.	10-K	10.64	11/30/05

10.65*	Corporate Aviation Administrative Policy Statement for the use of Carnival Corporation & plc aircraft.	10-Q	10.2	2/28/06

10.66*	Form of Restricted Share Unit Award Certificate for the Amended and Restated Carnival plc 2005 Employee Share Plan.	10-Q	10.3	2/28/06

10.67*	Form of Restricted Stock Unit Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.				X

10.68*	Princes Cruises Chief Executive Officer Supplemental Retirement Plan for Peter Ratcliffe.	8-K	10.1	10/20/06

10.69*	Amendment to the P&O Princess Cruises Executive Share Option Plan.	10-Q	10.5	2/28/07

10.70*	Amendment to the P&O Princess Cruises Deferred Bonus and Co- Investment Matching Plan.	10-Q	10.6	2/28/07

10.71*	Amendment to the Carnival plc 2005 Employee Share Plan.	10-Q	10.7	2/28/07

10.72*	Form of Executive Restricted Stock Agreement for the Amended and Restated Carnival Corporation 2002 Stock Plan.				X

10.73	Amendment Agreement, dated July 21, 2007, to the Facilities Agreement dated October 21, 2005, by and among Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc subsidiaries, The Royal Bank of Scotland, as Facilities Agent, and a syndicate of financial institutions.	10-Q	10.2	8/31/07

10.74*	Amendment to the Carnival Corporation Supplemental Executive Retirement Plan.	8-K	10.1	10/19/07

10.75*	Amendment to the Carnival Corporation 2001 Outside Director Stock Plan.				X

10.76*	Retirement Agreement between Robert H. Dickinson and Carnival Corporation.				X

10.77*	Form of Executive Restricted Stock Award Agreement with Executive Long-Term Compensation Agreements.				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Statements re computation of ratios

12	Ratio of Earnings to Fixed Charges				X

Annual report to security holders

13	Portions of 2007 Annual Report				X

Subsidiaries of the registrants

21	Significant Subsidiaries of Carnival Corporation and Carnival plc				X

Consents of experts and counsel

23	Consent of Independent Registered Certified Public Accounting Firm				X

Power of attorney

24

Powers of Attorney given by certain Directors of Carnival Corporation and Carnival plc to Micky Arison, Howard S. Frank, David Bernstein and Arnaldo Perez authorizing such persons to sign this 2007 joint Annual Report on Form 10-K and any future amendments on their behalf

X

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

* Indicates a management contract or compensation plan or arrangement.

** These items are furnished and not filed.