Form 10-Q
period 2008-02-29
CARNIVAL PLC; CARNIVAL CORP
filed 2008-03-28
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation	Carnival plc

(Exact name of registrant as	(Exact name of registrant as
specified in its charter)	specified in its charter)

Republic of Panama	England and Wales

(State or other jurisdiction of	(State or other jurisdiction of
incorporation or organization)	incorporation or organization)

59-1562976	98-0357772

(I.R.S. Employer	(I.R.S. Employer
Identification No.)	Identification No.)

3655 N.W. 87th Avenue	Carnival House, 5 Gainsford Street,
Miami, Florida 33178-2428	London SE1 2NE, United Kingdom

(Address of principal	(Address of principal
executive offices)	executive offices)
(Zip Code)	(Zip Code)

(305) 599-2600	011 44 20 7940 5381

(Registrant’s telephone number,	(Registrant’s telephone number,
including area code)	including area code)

None	None

(Former name, former address	(Former name, former address
and former fiscal year, if	and former fiscal year, if
changed since last report)	changed since last report)

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

          Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated filers ☒
Accelerated filers ☐           Non-Accelerated filers ☐          Smaller reporting company ☐

          Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At March 24, 2008 Carnival	At March 24, 2008 Carnival plc had
Corporation had outstanding	outstanding 213,193,635 Ordinary Shares
623,957,350 shares of Common	$1.66 par value, one Special Voting
Stock, $.01 par value.	Share, GBP 1.00 par value and 623,957,350
Trust Shares of beneficial interest in
the P&O Princess Special Voting Trust.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended February 29/28,

	2008	2007

Revenues
Cruise
Passenger tickets	$2,438	$2,050
Onboard and other	702	626
Other	12	12

	3,152	2,688

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	558	471
Onboard and other	125	111
Fuel	392	220
Payroll and related	360	311
Food	207	175
Other ship operating	454	386
Other	18	17

Total	2,114	1,691
Selling and administrative	425	384
Depreciation and amortization	301	260

	2,840	2,335

Operating Income	312	353

Nonoperating (Expense) Income
Interest income	10	10
Interest expense, net of capitalized interest	(98)	(84)
Other income, net	2

	(86)	(74)

Income Before Income Taxes	226	279

Income Tax Benefit, Net	10	4

Net Income	$236	$283

Earnings Per Share
Basic	$0.30	$0.36

Diluted	$0.30	$0.35

Dividends Per Share	$0.40	$0.275

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	February 29, 2008	November 30, 2007	February 28, 2007

ASSETS
Current Assets
Cash and cash equivalents	$966	$943	$581
Short-term investments	12	17	104
Trade and other receivables, net	434	436	287
Inventories	331	331	265
Prepaid expenses and other	280	249	272

Total current assets	2,023	1,976	1,509

Property and Equipment, Net	26,542	26,639	23,837

Goodwill	3,593	3,610	3,315

Trademarks	1,389	1,393	1,322

Other Assets	598	563	478

	$34,145	$34,181	$30,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$188	$115	$271
Current portion of long-term debt	1,333	1,028	1,197
Convertible debt subject to current put options	1,398	1,396
Accounts payable	477	561	408
Accrued liabilities and other	1,203	1,353	1,063
Customer deposits	2,794	2,807	2,417

Total current liabilities	7,393	7,260	5,356

Long-Term Debt	6,271	6,313	6,172

Other Long-Term Liabilities and Deferred Income	741	645	595

Contingencies (Note 3)

Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 643 shares at 2008 and November 2007 and 642 shares at February 2007 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2008 and 2007 issued	354	354	354
Additional paid-in capital	7,626	7,599	7,527
Retained earnings	12,832	12,921	11,665
Accumulated other comprehensive income	1,219	1,296	673
Treasury stock; 19 shares at 2008 and November 2007 and 18 shares at February 2007 of Carnival Corporation and 51 shares at 2008, 50 shares at November 2007 and 42 shares at February 2007 of Carnival plc, at cost	(2,297)	(2,213)	(1,887)

Total shareholders’ equity	19,740	19,963	18,338

	$34,145	$34,181	$30,461

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended February 29/28,

	2008	2007

OPERATING ACTIVITIES
Net income	$236	$283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	301	260
Share-based compensation	19	19
Other	5	1
Changes in operating assets and liabilities
Receivables	(1)	(7)
Inventories	1	(2)
Prepaid expenses and other	(47)	(19)
Accounts payable	(84)	(30)
Accrued and other liabilities	(63)	13
Customer deposits	6	79

Net cash provided by operating activities	373	597

INVESTING ACTIVITIES
Additions to property and equipment	(258)	(637)
Purchases of short-term investments	(1)	(241)
Sales of short-term investments	6	158
Other, net	(8)	(70)

Net cash used in investing activities	(261)	(790)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,650	360
Principal repayments of long-term debt	(1,423)	(395)
Dividends paid	(316)	(217)
Purchases of treasury stock	(84)
Proceeds from (repayments of) short-term borrowings, net	70	(167)
Proceeds from exercise of stock options	7	29
Other		(1)

Net cash used in financing activities	(96)	(391)

Effect of exchange rate changes on cash and cash equivalents	7	2

Net increase (decrease) in cash and cash equivalents	23	(582)
Cash and cash equivalents at beginning of period	943	1,163

Cash and cash equivalents at end of period	$966	$581

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – Basis of Presentation

          Carnival Corporation is incorporated in Panama, and Carnival plc is incorporated in England and Wales. Carnival Corporation and Carnival plc operate a dual listed company (“DLC”), whereby the businesses of Carnival Corporation and Carnival plc are combined through a number of contracts and through provisions in Carnival Corporation’s articles of incorporation and by-laws and Carnival plc’s memorandum of association and articles of association. The two companies operate as if they are a single economic enterprise, but each has retained its separate legal identity.

          The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us,” and “we.”

          The accompanying consolidated balance sheets at February 29/28, 2008 and 2007 and the consolidated statements of operations and cash flows for the three months ended February 29/28, 2008 and 2007 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2007 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

          At February 29, 2008, unsecured short-term borrowings consisted of euro and U.S. dollar-denominated bank loans of €84 million ($127 million U.S. dollars at the February 29, 2008 exchange rate) and $26 million, respectively, and $35 million of commercial paper with an aggregate weighted-average interest rate of 3.9%.

NOTE 3 - Contingencies

          Litigation

          The Office of the Attorney General of Florida (“Attorney General”) is conducting a review of the implementation of fuel supplement programs by certain cruise operators, including some of our cruise lines. The Attorney General is also conducting an investigation to determine whether there is, or has been, a violation of Florida or federal antitrust laws in connection with the setting by us and other unaffiliated cruise lines of certain of their respective fuel supplements. We are providing our full cooperation to the Attorney General’s office. Due to the current uncertainty surrounding the ultimate realization of certain of our brand’s fuel supplement revenues from guests who booked their cruises prior to us announcing these fuel supplements on November 7, 2007, we have deferred the recognition of these fuel supplement revenues pending the ultimate resolution of this matter.

          In February and March 2008, five class action lawsuits were filed in the U.S. against Carnival Corporation, other unaffiliated cruise lines and a trade association, on behalf of individuals affected by the implementation of a fuel supplement. The plaintiffs allege violations of federal antitrust laws and state deceptive and unfair trade practices in connection with the implementation of the fuel supplement. The plaintiffs have moved to consolidate all of the actions. The ultimate outcome of this matter cannot be determined at this time. However, we intend to vigorously defend this matter.

          In January 2006, a lawsuit was filed against Carnival Corporation and its subsidiaries and affiliates, and other unaffiliated cruise lines in New York on behalf of a purported class of owners of intellectual property rights to musical plays and other works performed in the U.S. The plaintiffs claim infringement of copyrights to Broadway, off Broadway and other plays. The suit seeks payment of (i) damages, (ii) disgorgement of alleged profits and (iii) an injunction against future infringement. In the event that an award is given in favor of the plaintiffs, the amount of damages, if any, which Carnival Corporation and its subsidiaries and affiliates would have to pay is not currently determinable. The ultimate outcome of this matter cannot be determined at this time. However, we intend to vigorously defend this matter.

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

          Contingent Obligations

          At February 29, 2008, Carnival Corporation had contingent obligations totaling approximately $1.2 billion to participants in lease out and lease back type transactions for three of its ships. At the inception of the leases, the entire amount of the contingent obligations was paid by Carnival Corporation to major financial institutions to enable them to directly pay these obligations. Accordingly, these obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets. Carnival Corporation would only be required to make payments for these contingent obligations in the remote event of nonperformance by these major financial institutions, all of which have long-term credit ratings of AA or higher. In addition, Carnival Corporation obtained a direct guarantee from AA or higher rated financial institutions for $269 million of the above noted contingent obligations, thereby further reducing the already remote exposure to this portion of the contingent obligations. In certain cases, if the credit ratings of the major financial institutions who are directly paying the contingent obligations fall below AA-, which we believe is remote, then Carnival Corporation will be required to move those funds being held by those institutions to other financial institutions whose credit ratings are AA- or above. If such unlikely events were to occur, we would incur costs that we estimate would not be material to our financial statements. If Carnival Corporation’s credit rating, which is A-, falls below BBB, it would be required to provide a standby letter of credit for $68 million, or alternatively provide mortgages in the aggregate amount of $68 million on two of its ships.

          In the unlikely event that Carnival Corporation were to terminate the three lease agreements early or default on its obligations, it would, as of February 29, 2008, have to pay a total of $162 million in stipulated damages. As of February 29, 2008, $165 million of standby letters of credit have been issued by a major financial institution in order to provide further security for the payment of these contingent stipulated damages. In addition, we have a $170 million back-up letter of credit issued under a loan facility in support of these standby letters of credit. Between 2017 and 2022, we have the right to exercise options that would terminate these three lease transactions at no cost to us.

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

NOTE 4 – Comprehensive Income

          Comprehensive income was as follows (in millions):

	Three Months Ended February 29/28,

	2008	2007

Net income	$236	$283
Items included in accumulated other comprehensive income
Foreign currency translation adjustment	(77)	13
Changes related to cash flow derivative hedges	5	(1)
Unrealized loss on marketable security	(5)

Total comprehensive income	$159	$295

NOTE 5 - Segment Information

          Our cruise segment includes all of our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

          Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended February 29/28,

	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income (loss)

2008
Cruise	$3,140	$2,096	$417	$292	$335
Other	14	20	8	9	(23)
Intersegment elimination	(2)	(2)

	$3,152	$2,114	$425	$301	$312

2007
Cruise	$2,676	$1,674	$376	$251	$375
Other	14	19	8	9	(22)
Intersegment elimination	(2)	(2)

	$2,688	$1,691	$384	$260	$353

NOTE 6 - Earnings Per Share

          Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended February 29/28,

	2008	2007

Net income	$236	$283
Interest on dilutive convertible notes	6	8

Net income for diluted earnings per share	$242	$291

Weighted-average common and ordinary shares outstanding	786	793
Dilutive effect of convertible notes	26	33
Dilutive effect of stock plans	2	3

Diluted weighted-average shares outstanding	814	829

Basic earnings per share	$0.30	$0.36

Diluted earnings per share	$0.30	$0.35

          Options to purchase 12.2 million and 3.6 million shares for the three months ended February 29/28, 2008 and 2007, respectively, were excluded from our diluted earnings per share computations since the effect of including them was anti-dilutive. In addition, 6.3 million shares of Carnival Corporation that are contingently issuable under the features of its zero-coupon notes are also excluded from our 2008 first quarter diluted earnings per share computation since the effect of including them was anti-dilutive.

NOTE 7 – Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate resolution. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Our adoption of FIN 48 on December 1, 2007 did not have a material impact on our opening retained earnings. In addition, based on all known facts and circumstances and current tax law, we believe that the total amount of our uncertain income tax position liabilities and related accrued interest are not material to our February 29, 2008 financial position.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was first effective for us on December 1, 2007. The adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a significant impact on their fair value measurements or require expanded disclosures since the fair value of our financial assets and liabilities outstanding during the 2008 first quarter was not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

          Some of the statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlook, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” and “estimate” and similar expressions.

          Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel costs, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, outlook or business prospects. These factors include, but are not limited to, the following:

-

general economic and business conditions and perceptions of these conditions that may adversely impact the levels of our potential vacationers’ discretionary income and this group’s confidence in the U.S. and other economies and, consequently reduce our cruise brands’ net revenue yields;

-	the international political climate, armed conflicts, terrorist attacks and threats thereof, availability and pricing of air service and other world events, and their impact on the demand for cruises;

-

conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and over capacity offered by cruise ship and land-based vacation alternatives;

-

accidents, adverse weather conditions or natural disasters, such as hurricanes and earthquakes and other incidents (including machinery and equipment failures or improper operation thereof) which could cause the alteration of itineraries or cancellation of a cruise or series of cruises, and the impact of the spread of contagious diseases, affecting the health, safety, security and/or vacation satisfaction of guests;

-	adverse publicity concerning the cruise industry in general, or us in particular, could impact the demand for our cruises;

-	lack of acceptance of new itineraries, products and services by our guests;

-	changing consumer preferences, which may, among other things, adversely impact the demand for cruises;

-

the impact of changes in and compliance with laws and regulations relating to environmental, health, safety, security, tax and other regulatory regimes under which we operate, including the implementation of U.S. regulations requiring U.S. citizens to obtain passports for sea travel to or from additional foreign destinations;

-	the impact of increased global fuel demand, a weakening U.S. dollar, fuel supply disruptions and/or other events on our ships’ fuel and other expenses;

-

the impact on our future fuel expenses of implementing proposed International Maritime Organization regulations which, if approved, would require the use of higher priced low sulphur fuels in certain cruising areas, which could adversely impact the cruise industry;

-	the impact of changes in operating and financing costs, including changes in foreign currency exchange rates and interest rates and food, insurance, payroll and security costs;

-

our ability to implement our shipbuilding programs, including purchasing ships for our North American cruise brands from European shipyards on terms that are favorable or consistent with our expectations;

-	our ability to implement our brand strategies and to continue to operate and expand our business internationally;

-

our future operating cash flow may not be sufficient to fund future obligations, and we may not be able to obtain financing, if necessary, on terms that are favorable or consistent with our expectations;

-	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;

-	continuing financial viability of our travel agent distribution system and air service providers;

-	the impact of our self-insuring against various risks or our inability to obtain insurance for certain risks at reasonable rates;

-	disruptions and other impairments to our information technology networks;

-	lack of continued availability of attractive port destinations;

-	risks associated with the DLC structure, including the uncertainty of its tax status;

-	the impact of pending or threatened litigation; and

-	our ability to successfully implement cost reduction plans.

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

Key Performance Indicators and Critical Accounting Estimates

          We use net cruise revenues per ALBD (“net revenue yields”) and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. ALBDs is a standard measure of passenger capacity for the period. It assumes that each cabin we offer for sale accommodates two passengers. ALBDs are computed by multiplying passenger capacity by revenue-producing ship operating days in the period. We believe that net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance. This measure is also used for revenue management purposes. In calculating net revenue yields, we use “net cruise revenues” rather than “gross cruise revenues.” We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned by us net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard and other revenues. Substantially all of our remaining cruise costs are largely fixed once our ship capacity levels have been determined, except for the impact of changing prices.

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

          In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies, and decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies. Accordingly, we also monitor and report our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year’s comparable period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure as it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

          On a constant dollar basis, net cruise revenues and net cruise costs would be $2.4 billion and $1.8 billion for the three months ended February 29, 2008, respectively. On a constant dollar basis, gross cruise revenues and gross cruise costs would be $3.1 billion and $2.4 billion for the three months ended February 29, 2008, respectively. In addition, our non-U.S. dollar cruise operations’ depreciation and net interest expense were impacted by the changes in exchange rates for the three months ended February 29, 2008, compared to the prior year’s comparable quarter.

          For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2007 joint Annual Report on Form 10-K.

Outlook for Remainder of Fiscal 2008

          As of March 20, 2008, we said that we expected our diluted earnings per share for the second quarter and full year of 2008 would be in the range of $0.42 to $0.44 and $3.00 to $3.20, respectively. Our guidance was based on the then current forward fuel price of $528 per metric ton and $525 per metric ton for the 2008 second quarter and full year, respectively. In addition, this guidance was also based on 2008 second quarter and full year currency exchange rates of $1.57 and $1.55 to the euro, respectively, and $2.00 to sterling for both periods.

          The year-over-year percentage increase in our ALBD capacity for the second, third and fourth quarters of fiscal 2008 and fiscal years ended 2009, 2010, 2011 and 2012, resulting primarily from new ships entering service is currently expected to be 8.3%, 8.8%, 8.7%, 5.6%, 7.9%, 5.3% and 3.9%, respectively. The above percentages exclude any other future ship orders, acquisitions, retirements or sales, however they do include the withdrawal from service of the Pacific Star on March 20, 2008 and the Queen Elizabeth 2 (“QE2”) in November 2008.

Seasonality

          Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months, and holidays. This higher demand during the third quarter and holidays results in higher net revenue yields and, accordingly, the largest share of our net income is earned during these periods. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. Substantially all of Holland America Tours’ and Princess Tours’ revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

Selected Information and Non-GAAP Financial Measures

          Selected information was as follows:

	Three Months Ended February 29/28,

	2008	2007

Passengers carried (in thousands)	1,910	1,750

Occupancy percentage	104.3%	104.1%

Fuel cost per metric ton(a)	$499	$301

(a)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

          Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended February 29/28,

	2008	2007

	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$2,438	$2,050
Onboard and other	702	626

Gross cruise revenues	3,140	2,676
Less cruise costs
Commissions, transportation and other	(558)	(471)
Onboard and other	(125)	(111)

Net cruise revenues	$2,457	$2,094

ALBDs	14,161,289	12,818,818

Gross revenue yields	$221.71	$208.72

Net revenue yields	$173.45	$163.32

          Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended February 29/28,

	2008	2007

	(in millions, except ALBDs and costs per ALBD)

Cruise operating expenses	$2,096	$1,674
Cruise selling and administrative expenses	417	376

Gross cruise costs	2,513	2,050
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(558)	(471)
Onboard and other	(125)	(111)

Net cruise costs	$1,830	$1,468

ALBDs	14,161,289	12,818,818

Gross cruise costs per ALBD	$177.48	$159.91

Net cruise costs per ALBD	$129.22	$114.50

Three Months Ended February 29, 2008 (“2008) Compared to the Three Months Ended February 28, 2007 (“2007”)

          Revenues

          Gross cruise revenues increased $464 million, or 17.3%, to $3.1 billion in 2008 from $2.7 billion in 2007 for largely the same reasons as discussed below for net cruise revenues. Net cruise revenues increased $363 million, or 17.3%, to $2.5 billion in 2008 from $2.1 billion in 2007. The 10.5% increase in ALBDs between 2008 and 2007 accounted for $219 million of the increase, and the remaining $144 million was from increased net revenue yields, which increased 6.2% in 2008 compared to 2007 (gross revenue yields also increased by 6.2%). Net revenue yields increased in 2008 primarily due to higher ticket prices principally achieved in our North American and Continental European brands and the weaker U.S. dollar relative to the euro and sterling. Net revenue yields as measured on a constant dollar basis increased 3.4% in 2008 compared to 2007, which was comprised of a 4.8% increase in passenger ticket yields, partially offset by a 0.7% decrease in onboard and other yields.

          Onboard and other revenues included concessionaire revenues of $186 million in 2008 and $166 million in 2007. Onboard and other revenues increased in 2008 compared to 2007, primarily because of the 10.5% increase in ALBDs.

          Costs and Expenses

          Gross cruise costs increased $463 million, or 22.6%, in 2008 to $2.5 billion from $2.1 billion in 2007 for largely the same reasons as discussed below for net cruise costs. Net cruise costs increased $362 million, or 24.7%, to $1.8 billion in 2008 from $1.5 billion in 2007. The 10.5% increase in ALBDs between 2008 and 2007 accounted for $154 million of the increase. The balance of $208 million was from increased net cruise costs per ALBD, which increased 12.9% in 2008 compared to 2007 (gross cruise costs per ALBD increased 11.0%). This 12.9% increase was primarily due to a $198 per metric ton increase in fuel cost to $499 per metric ton in 2008, which resulted in an increase in fuel expense of $156 million compared to 2007, a weaker U.S. dollar relative to the euro and sterling and a $21 million increase in dry-dock costs, which was caused by a greater number of ships being dry-docked in 2008 compared to 2007. Net cruise costs per ALBD as measured on a constant dollar basis increased 9.8% in 2008 compared to 2007. On a constant dollar basis, net cruise costs per ALBD, excluding fuel and dry-dock costs were up 0.1%, compared to 2007.

          Depreciation and amortization expense increased $41 million, or 15.8%, to $301 million in 2008 from $260 million in 2007 largely due to the 10.5% increase in ALBDs through the addition of new ships, the weaker U.S. dollar compared to the euro and sterling and additional ship improvement expenditures.

          Nonoperating (Expense) Income

          Net interest expense, excluding capitalized interest, increased $16 million to $101 million in 2008 from $85 million in 2007. This increase was primarily due to a $22 million increase in interest expense from a higher level of average borrowings, partially offset by a $6 million decrease from lower average interest rates on average borrowings. Capitalized interest increased $3 million during 2008 compared to 2007 primarily due to higher average levels of investment in ship construction projects.

          Income Taxes

          Income tax benefit increased $6 million to $10 million in 2008 from $4 million in 2007 primarily because of the reversal in 2008 of previously recorded deferred tax valuation allowances, which were no longer required. During both the first quarter of 2008 and 2007, we have recorded tax benefits generated by the seasonal losses of our Alaska tour operation.

Liquidity and Capital Resources

          Sources and Uses of Cash

          Our business provided $373 million of net cash from operations during the three months ended February 29, 2008, a decrease of $224 million, or 37.5%, compared to fiscal 2007. We continue to generate substantial cash from operations and remain in a strong financial position, thus providing us with substantial financial flexibility in meeting operating, investing and financing needs.

          During the three months ended February 29, 2008, our net expenditures for capital projects were $258 million, of which $141 million was spent for our ongoing new shipbuilding program. In addition to our new shipbuilding program, we had capital expenditures of $88 million for ship improvements and refurbishments and $29 million for Alaska tour assets, cruise port facility developments, information technology and other assets.

          During the three months ended February 29, 2008, we borrowed $1.7 billion of long-term debt under our long-term revolving credit facilities (“Facility”), and we repaid $1.4 billion of long-term debt, which primarily included $1.2 billion also under this Facility and $108 million upon maturity of our 4.4% fixed rate notes. We also received net short-term borrowings of $70 million under our commercial paper program and short-term bank loans during the three months ended February 29, 2008. Finally, we paid cash dividends of $316 million and purchased $84 million of Carnival Corporation common stock and Carnival plc ordinary shares in open market transactions during the three months ended February 29, 2008.

          Future Commitments and Funding Sources

          Our contractual cash obligations as of February 29, 2008 have changed compared to November 30, 2007, including new ship orders placed in December 2007, primarily as a result of debt changes and new ship progress payments as noted above.

          At February 29, 2008, we had liquidity of $4.9 billion, which consisted of $966 million of cash and cash equivalents, $607 million available for borrowing under our Facility, $1.5 billion under our short-term revolving credit facilities, and $1.8 billion under committed ship financing facilities. In March 2008, we entered into ship and other financing commitments, which increased our liquidity by $785 million. Substantially all of our Facility matures in 2012. In addition, in June 2007 we entered into an agreement to sell Cunard Line’s QE2 for delivery to the buyer in November 2008 for $100 million. A key to our access to liquidity is the maintenance of our strong credit ratings.

          Based primarily on our historical results, current financial condition and future forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund most of our expected capital projects, debt service requirements, convertible debt redemptions, dividend payments, working capital and other firm commitments over the next several years. In addition, based on our future forecasted operating results and cash flows for fiscal 2008, we expect to be in compliance with our debt covenants during the remainder of fiscal 2008. However, our forecasted cash flow from future operations, as well as our credit ratings, may be adversely affected by various factors including, but not limited to, those factors noted under “Cautionary Note Concerning Factors That May Affect Future Results.” To the extent that we are required, or choose, to fund future cash requirements, including our future shipbuilding commitments, from sources other than as discussed above, we believe that we will be able to secure such financing from banks or through the offering of debt and/or equity securities in the public or private markets. However, we cannot be certain that our future operating cash flow will be sufficient to fund future obligations or that we will be able to obtain additional financing, if necessary.

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

          Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of February 29, 2008, that they were effective as described above.

          Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          The Attorney General is conducting a review of the implementation of fuel supplement programs by certain cruise operators, including some of our cruise lines. The Attorney General is also conducting an investigation to determine whether there is, or has been, a violation of Florida or federal antitrust laws in connection with the setting by us and other unaffiliated cruise lines of certain of their respective fuel supplements. We are providing our full cooperation to the Attorney General’s office.

          In February and March 2008, five class action lawsuits were filed in the U.S. District Court for the Southern District of Florida by each of Ablelove, Levin, LeBrun, McManus and Wright against Carnival Corporation, other unaffiliated cruise lines and a trade association, on behalf of individuals affected by the implementation of a fuel supplement. The plaintiffs allege violations of federal antitrust laws and state deceptive and unfair trade practices in connection with the implementation of the fuel supplement. The plaintiffs have moved to consolidate all of the actions. We intend to vigorously defend these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          During the quarter ended February 29, 2008, purchases by Carnival Corporation of Carnival Corporation’s equity securities that are registered by it pursuant to Section 12 of the Securities Exchange Act of 1934 were as follows:

Period	Total Number of Shares Purchased in First Quarter	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(a)

			(in millions)

December 1, 2007 through December 31, 2007	561,600	$44.63	$788
January 1, 2008 through January 31, 2008			$788
February 1, 2008 through February 29, 2008			$788

Total	561,600	$44.63

(a)

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million authorization back to $1 billion. The repurchase program does not have an expiration date and may be discontinued by our Boards of Directors at any time. All shares in the above table were repurchased pursuant to this program. The Carnival plc share repurchase authorization requires annual shareholder approval and is subject to a maximum of 10.7 million ordinary shares until the earlier of the conclusion of the next Carnival plc annual general meeting, which is scheduled for April 22, 2008, or October 15, 2008. Through March 27, 2008, 8.6 million Carnival plc shares have been repurchased. During the 2008 first quarter we purchased 1.3 million ordinary shares of Carnival plc, which are not registered under Section 12 of the Securities Exchange Act of 1934, at an average price of $43.77. Carnival plc ordinary shares are listed on the London Stock Exchange.

          During the three months ended February 29, 2008, $11,000 and $4,000 of our 2% Notes and zero-coupon notes were converted at their accreted value into 280 shares and 66 shares of Carnival Corporation common stock, respectively, all of which were issued from newly issued common stock and were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

          Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Second Amended and Restated By-laws of Carnival Corporation.	8-K	3.1	10/19/07

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/17/03

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/17/03

Material contracts

10.1*	Carnival Corporation & plc Management Incentive Plan.				X

10.2*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Micky Arison.

10.3*	Amended and Restated Executive Long-term Compensation Agreement, dated January 15, 2008, between Carnival Corporation and Howard S. Frank.				X

10.4*	Amendment No. 2 of the Employment Agreement, entered into on January 15, 2008 between Peter Ratcliffe and P&O Princess Cruises International Ltd.				X

Statement re computation of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.5	Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.6	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Section 1350 Certifications

32.1**	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.3**	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.4**	Certification of Chief Executive Officer of Carnival plc pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.5**	Certification of Chief Operating Officer of Carnival plc pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.6**	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates a management contract or compensation plan or arrangement.

**	These items are furnished and not filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison

Micky Arison		Micky Arison
Chairman of the Board of Directors		Chairman of the Board of Directors
and Chief Executive Officer		and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank

Howard S. Frank		Howard S. Frank
Vice Chairman of the Board of		Vice Chairman of the Board of
Directors and Chief Operating Officer		Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein

David Bernstein		David Bernstein
Senior Vice President and		Senior Vice President and
Chief Financial Officer		Chief Financial Officer

Date: March 28, 2008		Date: March 28, 2008