Form 10-Q
period 2009-08-31
CARNIVAL PLC; CARNIVAL CORP
filed 2009-10-01
CIK 1125259, 815097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 1-9610	Commission file number: 1-15136

Carnival Corporation (Exact name of registrant as specified in its charter)	Carnival plc (Exact name of registrant as specified in its charter)
Republic of Panama (State or other jurisdiction of incorporation or organization)	England and Wales (State or other jurisdiction of incorporation or organization)

59-1562976 (I.R.S. Employer Identification No.)	98-0357772 (I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428 (Address of principal executive offices) (Zip Code)	Carnival House, 5 Gainsford Street, London SE1 2NE, United Kingdom (Address of principal executive offices) (Zip Code)

(305) 599-2600 (Registrant’s telephone number, including area code)	011 44 20 7940 5381 (Registrant’s telephone number, including area code)

None (Former name, former address and former fiscal year, if changed since last report)	None (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filers ☑	Accelerated filers ☐
Non-Accelerated filers ☐	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At September 28, 2009, Carnival Corporation had outstanding 624,268,779 shares of Common Stock, $.01 par value.

At September 28, 2009, Carnival plc had

outstanding 213,407,226 Ordinary Shares

$1.66 par value, one Special Voting

Share, GBP 1.00 par value and 624,268,779

Trust Shares of beneficial interest in

the P&O Princess Special Voting Trust.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Revenues
Cruise
Passenger tickets	$3,105	$3,658	$7,566	$8,684
Onboard and other	825	864	2,132	2,309
Other	209	292	253	351

	4,139	4,814	9,951	11,344

Costs and Expenses
Operating
Cruise
Commissions, transportation and other	515	660	1,469	1,743
Onboard and other	131	134	345	380
Payroll and related	387	381	1,105	1,106
Fuel	327	529	778	1,346
Food	223	231	624	648
Other ship operating	498	505	1,444	1,428
Other	145	194	196	256

Total	2,226	2,634	5,961	6,907
Selling and administrative	381	372	1,166	1,222
Depreciation and amortization	336	323	964	936

	2,943	3,329	8,091	9,065

Operating Income	1,196	1,485	1,860	2,279

Nonoperating (Expense) Income
Interest income	4	8	10	30
Interest expense, net of capitalized interest	(95)	(108)	(281)	(308)
Other (expense) income, net	(8)		16	6

	(99)	(100)	(255)	(272)

Income Before Income Taxes	1,097	1,385	1,605	2,007
Income Tax Expense, Net	(24)	(52)	(8)	(48)

Net Income	$1,073	$1,333	$1,597	$1,959

Earnings Per Share
Basic	$1.36	$1.70	$2.03	$2.49

Diluted	$1.33	$1.65	$2.00	$2.43

Dividends Declared Per Share		$0.40		$1.20

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except par values)

	August 31, 2009	November 30, 2008	August 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$976	$650	$792
Trade and other receivables, net	476	418	642
Inventories	309	315	365
Prepaid expenses and other	337	267	254

Total current assets	2,098	1,650	2,053

Property and Equipment, Net	28,882	26,457	27,735
Goodwill	3,402	3,266	3,500
Trademarks	1,332	1,294	1,359
Other Assets	645	733	631

	$36,359	$33,400	$35,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$199	$256	$63
Current portion of long-term debt	1,264	1,081	888
Convertible debt subject to current put options	278	271	232
Accounts payable	612	512	505
Accrued liabilities and other	886	1,142	1,224
Customer deposits	2,536	2,519	2,917

Total current liabilities	5,775	5,781	5,829

Long-Term Debt	8,373	7,735	8,345
Other Long-Term Liabilities and Deferred Income	651	786	783
Contingencies (Note 3)
Shareholders’ Equity
Common stock of Carnival Corporation; $0.01 par value; 1,960 shares authorized; 644 shares at 2009 and 643 shares at 2008 issued	6	6	6
Ordinary shares of Carnival plc; $1.66 par value; 226 shares authorized; 213 shares at 2009 and 2008 issued	354	354	354
Additional paid-in capital	7,695	7,677	7,666
Retained earnings	15,577	13,980	13,925
Accumulated other comprehensive income (loss)	199	(623)	666
Treasury stock; 20 shares at 2009 and 19 shares at 2008 of Carnival Corporation and 51 shares at 2009, 52 shares at November 2008 and 51 shares at August 2008 of Carnival plc, at cost	(2,271)	(2,296)	(2,296)

Total shareholders’ equity	21,560	19,098	20,321

	$36,359	$33,400	$35,278

The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended August 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,597	$1,959
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	964	936
Share-based compensation	41	41
Other	21	(12)
Changes in operating assets and liabilities
Receivables	(41)	(244)
Inventories	17	(41)
Prepaid expenses and other	(50)	(28)
Accounts payable	77	(47)
Accrued liabilities and other	59	124
Customer deposits	(55)	191

Net cash provided by operating activities	2,630	2,879

INVESTING ACTIVITIES
Purchases of property and equipment	(2,402)	(2,723)
Acquisition of minority interest	(33)
Other, net	(19)	9

Net cash used in investing activities	(2,454)	(2,714)

FINANCING ACTIVITIES
Principal repayments of revolving credit facility	(1,740)	(2,712)
Proceeds from revolving credit facility	1,085	2,778
Proceeds from issuance of other long-term debt	1,551	1,641
Principal repayments of other long-term debt	(307)	(864)
Repayments of short-term borrowings, net	(218)	(70)
Dividends paid	(314)	(945)
Proceeds from settlement of foreign currency swaps	113
Other, net	(47)	(86)

Net cash provided by (used in) financing activities	123	(258)

Effect of exchange rate changes on cash and cash equivalents	27	(58)

Net increase (decrease) in cash and cash equivalents	326	(151)
Cash and cash equivalents at beginning of period	650	943

Cash and cash equivalents at end of period	$976	$792

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

The accompanying consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q (“Form 10-Q”) as “Carnival Corporation & plc,” “our,” “us,” and “we.”

The accompanying consolidated balance sheets at August 31, 2009 and 2008, the consolidated statements of operations for the three and nine months ended August 31, 2009 and 2008 and the consolidated statements of cash flows for the nine months ended August 31, 2009 and 2008 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. In our statement of cash flows we have revised our presentation of proceeds from and principal repayments of our revolving credit facility to reflect the cash flows in connection with the underlying borrowings and repayments under the facility. This revision had no impact on the net proceeds from and principal repayments of our revolving credit facility, or on our net cash flows from financing activities. We have evaluated subsequent events through the filing date of this Form 10-Q, October 1, 2009, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2008 joint Annual Report on Form 10-K. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 – Debt

At August 31, 2009, unsecured short-term borrowings consisted of euro and U.S. dollar-denominated bank loans of $189 million and $10 million, respectively, with an aggregate weighted-average interest rate of 0.7%.

In February 2009, we borrowed $200 million under an unsecured term loan, which bears interest at 4.5% and matures in February 2012.

In March 2009, we borrowed $301 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of AIDAluna’s purchase price. This facility bears interest at EURIBOR plus 18 basis points (“bps”) and is repayable in semi-annual installments through 2021.

In May 2009, we borrowed $486 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Costa Pacifica’s purchase price. This facility bears interest at EURIBOR plus 160 bps and is repayable in semi-annual installments through 2019.

In May 2009, we entered into an unsecured two-year $150 million multi-currency bilateral revolver, which has an undrawn commitment fee of 31 bps and serves as back-up liquidity to our principal revolver.

In June 2009, Costa Crociere S.p.A. (“Costa”), one of our Italian subsidiaries, entered into an unsecured euro-denominated term loan agreement with the European Investment Bank for $785 million. The proceeds are to be used to fund a portion of their ships’ purchase prices. Costa borrowed $285 million in July 2009, which bears interest at 4.5%, and anticipates drawing an additional $286 million in 2010 and the remaining $214 million in 2011. Each borrowing will be repayable in semi-annual installments over 15 years from the date of funding.

In June 2009, we borrowed $83 million under an unsecured export credit facility, the proceeds of which were used to pay for a portion of Seabourn Odyssey’s purchase price. This facility bears interest at LIBOR plus 160 bps and is repayable in semi-annual installments through 2017.

In June and July 2009, we borrowed an aggregate of $200 million under two unsecured term loans, each of which bear interest at LIBOR plus 250 bps and mature in May 2012.

In July 2009, we obtained an unsecured export credit facility, bearing interest at LIBOR plus 150 bps, which provides us with the ability to borrow up to a sterling-equivalent of $553 million for a portion of the March 2010 P&O Cruises’ Azura final purchase price. This borrowing will be repayable in semi-annual installments over 10 years from the date of funding.

In July and August 2009, we restructured an existing unsecured euro-denominated $581 million export credit facility for Carnival Dream. Under the terms of the restructuring, the existing export credit facility, which was to be repayable semi-annually over 12 years and bear interest at 4.2%, was replaced with two unsecured term loan facilities. The first facility is a euro-denominated $435 million term loan facility, bearing interest at 3.9% and is repayable semi-annually over 12 years. On September 18, 2009, we borrowed under this facility, the proceeds of which were used to pay for a portion of Carnival Dream’s purchase price. The second facility is a euro-denominated $283 million term loan facility that has two tranches. The first tranche is for $145 million. On September 18, 2009, we borrowed under this tranche, the proceeds of which were also used to pay for a portion of Carnival Dream’s purchase price. This tranche bears interest at EURIBOR plus 55 bps and matures in September 2014. The second tranche is for $138 million, and we anticipate drawing this in February 2010 for general corporate purposes. This second tranche will bear interest at EURIBOR plus 300 bps and it will mature four years from the date of funding.

In August 2009, we entered into an unsecured three-year $100 million multi-currency bilateral revolver, which has an undrawn commitment fee of 40 bps and serves as back-up liquidity to our principal revolver.

In September 2009, we repaid $526 million of euro-denominated debt prior to its March 31, 2010 maturity date.

NOTE 3 – Contingencies

Litigation

The Office of the Attorney General of Florida (“Attorney General”) is conducting an investigation to determine whether there is or has been a violation of Florida antitrust laws in connection with the setting by us and other unaffiliated cruise lines of our respective fuel supplements. We are providing our full cooperation to the Attorney General’s office.

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

Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions

At August 31, 2009, Carnival Corporation had estimated contingent obligations totaling $579 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, one of which includes American International Group Inc. (“AIG”), who agreed to act as payment undertakers and directly pay these obligations. Accordingly, these contingent obligations are considered extinguished, and neither the funds nor the contingent obligations have been included on our balance sheets.

In the event that Carnival Corporation were to default on its obligations and assuming performance by all other participants, we estimate that we would, as of August 31, 2009, be responsible for a termination payment of approximately $94 million. In 2017 we have the right to exercise options that would terminate these two LILO transactions at no cost to us.

In certain cases, if the credit ratings of the financial institutions who are directly paying the contingent obligations fall below AA-, then Carnival Corporation will be required to replace these financial institutions with other financial institutions whose credit ratings are at least AA or meet other specified credit requirements. In such circumstances we will incur additional costs, although we estimate that they will be immaterial to our financial statements. All of the financial institution payment undertakers subject to this AA- credit rating threshold have credit ratings of AAA. If Carnival Corporation’s credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $66 million, or alternatively provide mortgages for this aggregate amount on these two ships.

In September 2008, the credit ratings of AIG and its subsidiaries involved in one of the above LILO transactions were downgraded from AA- to A-. As a result of this downgrade, AIG pledged collateral to support its obligations as a payment undertaker under the terms of this LILO transaction and, accordingly, AIG is no longer subject to the AA- credit rating threshold discussed above.

Carnival Corporation and AIG were also parties to a third LILO transaction. In September 2008, we replaced AIG as the payment undertaker under this third LILO transaction by purchasing $80 million of U.S. Treasury strip securities with funds substantially all of which were provided by AIG. In February 2009, Carnival and the remaining participants voluntarily unwound this LILO transaction. Accordingly, the $80 million of long-term U.S. Treasury strip securities that we held as collateral for our recorded LILO obligation were released to extinguish this obligation. As a result of the unwinding of this third LILO transaction, we recorded a $15 million nonoperating gain in February 2009, which had originally been deferred at the inception of the LILO transaction and was being amortized over its term.

Contingent Obligations – Indemnifications

Some of the debt agreements that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes and changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net income	$1,073	$1,333	$1,597	$1,959

Items included in other comprehensive income (loss) Foreign currency translation adjustment	78	(588)	750	(578)
Unrealized net gains (losses) of effective cash flow derivative hedges	9	(29)	70	(27)
Pension liability adjustment		(17)		(17)
Unrealized gains (losses) on marketable security	5	(6)	2	(8)

Other comprehensive income (loss)	92	(640)	822	(630)

Total comprehensive income	$1,165	$693	$2,419	$1,329

NOTE 5 – Segment Information

Our cruise segment includes all our cruise brands, which have been aggregated as a single reportable segment based on the similarity of their economic and other characteristics, including the products and services they provide. Substantially all of our other segment represents the hotel, tour and transportation operations of Holland America Tours and Princess Tours.

Selected segment information for our cruise and other segments was as follows (in millions):

	Three Months Ended August 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income
2009
Cruise	$3,930	$2,081	$372	$327	$1,150
Other	312	248	9	9	46
Intersegment elimination	(103)	(103)

	$4,139	$2,226	$381	$336	$1,196

2008
Cruise	$4,522	$2,440	$364	$314	$1,404
Other	399	301	8	9	81
Intersegment elimination	(107)	(107)

	$4,814	$2,634	$372	$323	$1,485

	Nine Months Ended August 31,
	Revenues	Operating expenses	Selling and admin- istrative	Depreciation and amortization	Operating income
2009
Cruise	$9,698	$5,765	$1,142	$937	$1,854
Other	373	316	24	27	6
Intersegment elimination	(120)	(120)

	$9,951	$5,961	$1,166	$964	$1,860

2008
Cruise	$10,993	$6,651	$1,197	$909	$2,236
Other	478	383	25	27	43
Intersegment elimination	(127)	(127)

	$11,344	$6,907	$1,222	$936	$2,279

NOTE 6 – Earnings Per Share

Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net income	$1,073	$1,333	$1,597	$1,959
Interest on dilutive convertible notes	6	9	18	26

Net income for diluted earnings per share	$1,079	$1,342	$1,615	$1,985

Weighted-average common and ordinary shares outstanding	787	786	787	786
Dilutive effect of convertible notes	20	27	20	30
Dilutive effect of stock plans	2	1	2	2

Diluted weighted-average shares outstanding	809	814	809	818

Basic earnings per share	$1.36	$1.70	$2.03	$2.49

Diluted earnings per share	$1.33	$1.65	$2.00	$2.43

Anti-dilutive stock options excluded from diluted earnings per share computations	14	12	15	12

NOTE 7 – Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements

U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 measurements are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

•	Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Financial Instruments that ARE NOT measured at Fair Value on a Recurring Basis

The estimated carrying and fair values of our financial instrument assets and (liabilities) that are not measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2009		November 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents(a)	$314	$314	$345	$345
Long-term other assets(b)	$205	$200	$243	$227
Debt–non-convertible(c)	$(9,240)	$(8,870)	$(8,477)	$(6,591)
Debt-convertible(d)	$(874)	$(883)	$(866)	$(754)

(a)	Cash and cash equivalents are comprised of cash on hand and time deposits and due to their short maturities the carrying values approximate their fair values.
(b)	At both August 31, 2009 and November 30, 2008, long-term other assets included notes and other receivables. At November 30, 2008, U.S. Treasury strip securities were also included in long-term other assets. The fair values of notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of U.S. Treasury strip securities were based on quoted market prices.
(c)	The net difference between the fair value of our non-convertible debt and its carrying value was due to the market interest rates in existence at the respective measurement dates being higher than the interest rates on our debt obligations, including the impact of changes in our credit ratings. The fair values of our publicly-traded notes were based on their quoted market prices. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.
(d)	The net difference between the fair values of our publicly-traded convertible notes and their carrying values was primarily due to the impact of changes in the Carnival Corporation common stock price partially underlying the value of our convertible notes at August 31, 2009 and lower interest rates at November 30, 2008. Their fair values were based on quoted market prices.

Financial Instruments that ARE measured at Fair Value on a Recurring Basis

The estimated fair value and basis of valuation of our financial instrument assets and (liabilities) that are measured at fair value on a recurring basis were as follows (in millions):

	August 31, 2009		November 30, 2008
	Level 1	Level 2	Level 1	Level 2
Cash equivalents(a)	$662		$305
Marketable securities held in rabbi trusts(b)	$101	$18	$92	$21
Derivatives:
Ship foreign currency forwards and options(c)		$49		$(20)
Net investment hedges(d)		$(18)		$13
Debt related currency swaps(e)				$104
Interest rate swaps(f)		$4		$5

(a)	Cash equivalents are comprised of money market funds.
(b)	Marketable securities held in rabbi trusts are comprised primarily of mutual funds invested in common stocks, bonds and other investments.
(c)	At August 31, 2009 and November 30, 2008, we have foreign currency forwards and options totaling $1.3 billion and $1.0 billion that are designated as foreign currency cash flow hedges for three and two of our euro-denominated shipbuilding contracts, respectively. These foreign currency forwards and options mature through 2010.

(d)	At August 31, 2009 and November 30, 2008, we have foreign currency forwards totaling $277 million and $284 million, respectively, that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. These foreign currency forwards mature through 2017 and were entered into to effectively convert U.S. dollar-denominated debt into euro debt. At August 31, 2009, we also had foreign currency forwards totaling $259 million that are designated as hedges of our net investment in sterling-denominated functional currency foreign operations, which matured in September 2009.
(e)	At November 30, 2008, we had designated foreign currency cash flow swaps that effectively converted $398 million of U.S. dollar fixed interest rate debt into sterling fixed interest rate debt. The changes in fair value are included as a component of accumulated other comprehensive income (“AOCI”). In December 2008, we settled these foreign currency swaps and thus re-aligned the debt with the parent company’s U.S. dollar functional currency.
(f)	We have an interest rate swap designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. At August 31, 2009 and November 30, 2008, this interest rate swap agreement effectively changed $96 million of fixed rate debt to LIBOR-based floating rate debt. This interest rate swap matures through 2010.

We measure our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs and other variables included in the valuation model such as interest rate yield curves, currency exchange rates, credit spreads, maturity dates, volatilities and netting arrangements. We use the income approach to value the derivatives, using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated, but not compelled to transact. The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position and our creditworthiness was considered when in a liability position in the fair value measurement of our derivative instruments. Creditworthiness did not have a material impact on the fair value of our derivative instruments at August 31, 2009 and November 30, 2008. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments.

Nonfinancial Instruments that ARE measured at Fair Value on a Nonrecurring Basis

As of July 31, 2009, we performed our annual goodwill impairment reviews by comparing the estimated fair value of each cruise line reporting unit to the carrying value of the net assets allocated to that reporting unit, including its goodwill. All of our cruise brands have recorded goodwill, except for Ocean Village and The Yachts of Seabourn. No goodwill was considered impaired because the estimated fair values exceeded the carrying values of these cruise line reporting units and, accordingly, we did not proceed to step two of the impairment analysis.

We estimated reporting unit fair values based upon a combined weighting of the fair values determined using the discounted future cash flow analysis and the market values of comparable publicly-traded companies. The principal assumptions used in our cash flow analysis related to forecasting future operating results, including net revenue yields, net cruise costs, including fuel prices, capacity increases, weighted-average cost of capital for comparable publicly-traded companies and terminal values, which are all considered level 3 inputs. In developing these assumptions, we compared the resulting estimated enterprise fair value to our observable capital market enterprise value.

We performed our annual trademark impairment reviews by comparing the estimated fair values of our trademarks to their carrying values. The cruise brands that have recorded trademarks are AIDA Cruises, Ibero Cruises, P&O Cruises, P&O Cruises Australia and Princess Cruises. The estimated fair values for all our trademarks exceeded their carrying values and, therefore, our trademarks were not impaired. We estimated fair values based upon a discounted future cash flow analysis, which estimated the amount of royalties that we are relieved from having to pay for use of the associated trademarks, based upon forecasted revenues. The royalty rates are primarily based upon comparable royalty agreements used in the tourism and hospitality industries.

The determination of our cruise line reporting unit fair values include numerous uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill and trademarks have been impaired. However, if there is a material change in assumptions used in our determination of fair values or if there is a material change in the conditions or circumstances influencing fair values, we could be required to recognize a material impairment charge.

Changes to our goodwill carrying amounts since November 30, 2008 were substantially all due to changes resulting from using different foreign currency translation rates.

Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued a statement which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted this new statement effective December 1, 2008.

We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of variable and fixed rate debt. Our policy is to not use any financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value, and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative are recognized as a component of AOCI until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair value of all our derivative contracts and the fair value of our hedged firm commitments as either current or long-term, which are included in prepaid expenses and other assets and accrued and other liabilities, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in our Consolidated Statements of Cash Flows in the same category as the item being hedged.

The new FASB statement requires tabular disclosures of the impact that derivatives instruments and hedging activities have on our financial statements. We have not provided these disclosures because the amounts as of and for the three and nine months ended August 31, 2009 are not significant. In addition, there are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in our derivative agreements. Finally, the amount of estimated cash flow hedges’ unrealized net gains or losses which are expected to be reclassified to earnings in the next twelve months is not significant.

Foreign Currency Exchange Rate Risk

Operational and Investment Currency Risk

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our focus is to manage the economic risks faced by our operations, which are the real foreign currency exchange risks that would ultimately be realized by us if we exchanged one currency for another, and not the accounting risks. The financial impacts of these hedging instruments are generally offset by corresponding changes in the underlying exposures being hedged.

We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially address our net investment currency exposures by denominating a portion of our debt, including the effect of foreign currency forwards and swaps, in our foreign operations’ functional currencies (generally the euro or sterling). As of August 31, 2009 and November 30, 2008, we have designated $1.6 billion of our euro debt and $359 million and $343 million of our sterling debt and other obligations, respectively, which mature through 2019, as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $27 million and $319 million of cumulative foreign currency transaction gains in the cumulative translation adjustment component of AOCI at August 31, 2009 and November 30, 2008, respectively.

Newbuild Currency Risk

The majority of our newbuild capacity on order is for our European brands for which we do not have significant currency risk because all our ships are contracted for in euros, which is the functional currency of these brands. However, our U.S. dollar and sterling functional currency brands have foreign currency exchange rate risks related to our outstanding or possible future commitments under ship construction contracts denominated in euros. These foreign currency commitments are affected by fluctuations in the value of the functional currency as compared to the currency in which the shipbuilding contract is denominated. We use foreign currency contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction contracts.

Our decisions regarding whether or not to hedge a given ship commitment for our North American and UK brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, exchange rate correlation, economic trends and other offsetting risks.

Interest Rate Risks

We manage our exposure to fluctuations in interest rates through our investment and debt portfolio management strategies. These strategies include purchasing high quality short-term investments with variable interest rates, and evaluating our debt portfolio to make periodic adjustments to the mix of variable and fixed rate debt through the use of interest rate swaps and the issuance of new debt. At August 31, 2009, 73% and 27% (74% and 26% at November 30, 2008) of our debt bore fixed and variable interest rates, including the effect of interest rate swaps, respectively.

Fuel Price Risks

We do not use financial instruments to hedge our exposure to the fuel price market risks.

Concentrations of Credit Risk

As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our exposure under foreign currency contracts and interest rate swap agreements is limited to the cost of replacing the contracts in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize credit risk, including counterparty nonperformance primarily associated with our cash equivalents, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees by normally conducting business with large, well-established financial institutions and insurance companies that have long-term credit ratings of A or above, and by diversifying our counterparties. In addition, we have established guidelines regarding credit ratings and investment maturities that we follow to help maintain safety and liquidity. We do not currently anticipate nonperformance by any of our significant counterparties.

We also monitor the creditworthiness of foreign travel agencies and tour operators to which we grant credit terms in the normal course of our business. Concentrations of credit risk associated with these receivables are considered minimal, primarily due to their short maturities and the large number of accounts within our customer base. We have experienced only minimal credit losses on our trade receivables. We do not normally require collateral or other security to support normal credit sales. However, we normally do require collateral and/or guarantees to support notes receivable on significant asset sales and new ship progress payments to shipyards.

NOTE 8 – Shareholders’ Equity

In February 2009, we issued 450,000 shares of Carnival Corporation common stock for $10 million of net proceeds, substantially all of which was used to fund the repurchase of 450,000 shares of Carnival plc ordinary shares. In this offering, we issued Carnival Corporation common stock in the U.S., only to the extent we were able to purchase shares of Carnival plc in the UK on at least an equivalent basis.

In July and August 2009, we sold an aggregate of 1.5 million shares of Carnival plc ordinary shares for $43 million of net proceeds, substantially all of which was used to fund the repurchase of 1.5 million of Carnival Corporation common stock. In this offering, we issued Carnival plc ordinary shares in the UK, only to the extent we were able to purchase shares of Carnival Corporation in the U.S. on at least an equivalent basis.

NOTE 9 – Acquisition of Minority Interest

In July 2009, we purchased the remaining 25% minority interest in Ibero Cruises for $33 million. Ibero Cruises is now our 100%-owned Spanish cruise line.

NOTE 10 – Recent Accounting Pronouncement

In May 2008, the FASB issued a staff position that requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. This statement will be adopted by us in the first quarter of fiscal 2010 on a retrospective basis. The impact of adopting this statement will not have any effect on previously reported diluted earnings per share. However, our net income for the nine months ended August 31, 2008 will be reduced by approximately $5 million. In addition, as of November 30, 2007 our additional paid-in capital will be increased by approximately $210 million, which will be almost fully offset by a $205 million reduction in our retained earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Concerning Factors That May Affect Future Results

Some of the statements, estimates or projections contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “forecast,” “future,” “intend,” “plan,” “estimate” and similar expressions of future intent or the negative of such terms.

Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. Forward-looking statements include those statements which may impact, among other things, the forecasting of our earnings per share, net revenue yields, booking levels, pricing, occupancy, operating, financing and/or tax costs, fuel expenses, costs per available lower berth day (“ALBD”), estimates of ship depreciable lives and residual values, liquidity, goodwill and trademark fair values, outlook or business prospects. These factors include, but are not limited to, the following:

–

general economic and business conditions, including fuel price increases, high unemployment rates, and declines in the securities, real estate and other markets, and perceptions of these conditions, may adversely impact the levels of our potential vacationers’ discretionary income and net worth and this group’s confidence in their country’s economy;

–	fluctuations in foreign currency exchange rates, particularly the movement of the U.S. dollar against the euro and sterling;
–	the international political climate, armed conflicts, terrorist and pirate attacks and threats thereof, and other world events affecting the safety and security of travel;
–

conditions in the cruise and land-based vacation industries, including competition from other cruise ship operators and providers of other vacation alternatives and overcapacity offered by cruise ship and land-based vacation alternatives;

–

accidents, the spread of contagious diseases and threats thereof, adverse weather conditions or natural disasters, such as hurricanes and earthquakes, and other incidents (including, but not limited to, ship fires and machinery and equipment failures or improper operation thereof), which could cause, among other things, individual or multiple port closures, injury, death, alteration of cruise itineraries or cancellation of a cruise or series of cruises or tours;

–	adverse publicity concerning the cruise industry in general, or us in particular;
–	lack of acceptance of new itineraries, products and services by our guests;
–	changing consumer preferences;
–

changes in and compliance with laws and regulations relating to the Americans with Disabilities Act and employment, environmental, health, safety, security, tax and other regulatory regimes under which we operate;

–	increases in global fuel demand and pricing, fuel supply disruptions and/or other events on our fuel and other expenses, liquidity and credit ratings;
–

increases in our future fuel expenses from implementing approved International Maritime Organization regulations, which require the use of higher priced low sulfur fuels in certain cruising areas, including the proposed establishment of a U.S./Canadian Emissions Control Area (“ECA”), which will, if established, significantly affect the quality and price of fuel that ships will be required to burn within this ECA;

–	changes in financing and operating costs, including changes in interest rates and food, insurance, payroll and security costs;
–

our ability to implement our shipbuilding programs and ship maintenance, repairs and refurbishments, including ordering additional ships for our cruise brands from European shipyards, on terms that are favorable or consistent with our expectations;

–	our ability to implement our brand strategies and to continue to operate and expand our business internationally;
–

whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

–	our ability to attract and retain qualified shipboard crew and maintain good relations with employee unions;
–	continuing financial viability of our travel agent distribution system, air service providers and cruise shipyards and their subcontractors;
–	availability and pricing of air travel services, especially as a result of significant increases in air travel costs;
–

increased credit risk of our counterparties, including those associated with our cash equivalents, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees;

–	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;
–	disruptions and other damages to our information technology networks;
–	lack of continuing availability of attractive, convenient and safe port destinations; and
–	risks associated with the DLC structure, including the uncertainty of its tax status.

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

Outlook for the Fourth Quarter of 2009

As of September 22, 2009, we said that we expected our diluted earnings per share for the fourth quarter of 2009 would be in the range of $0.16 to $0.20. Our guidance was based on fuel prices per metric ton of $465 for the 2009 fourth quarter. In addition, this guidance was also based on currency exchange rates of $1.46 to the euro and $1.67 to sterling.

The above forward-looking statements involve risks and uncertainties. Various factors could cause our actual results to differ materially from those expressed above including, but not limited to, economic and business conditions, foreign currency exchange rates, fuel prices, adverse weather conditions, spread of contagious diseases, regulatory changes, geopolitical and other factors that could impact consumer demand, revenues or costs and expenses. You should read the above forward-looking statement together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

Impairment reviews of our goodwill and trademarks, which have been allocated to various of our cruise line reporting units, require us to make significant estimates to determine the fair values of these reporting units and their trademarks. The determination of these fair values includes numerous uncertainties.

We performed our annual goodwill and trademark impairment reviews as of July 31, 2009. We determined that the estimated fair value of each of our cruise line reporting units, which include goodwill, exceeded their carrying value. In addition, we reviewed our trademarks for impairment using the relief-from-royalty method and the fair values of these intangible assets exceeded their carrying values. Accordingly, at July 31, 2009, neither our goodwill nor trademarks were impaired. However, due to the ongoing uncertainty in market conditions, which may negatively impact the performance of our reporting units, we will continue to monitor and evaluate the carrying values of our goodwill and trademarks. If market and economic conditions or our units’ business performance deteriorates significantly then we would perform interim impairment reviews. Any such impairment reviews could result in recognition of a goodwill and/or trademark impairment charge in 2009 or thereafter.

Finally, we do not believe there have been any events or circumstances subsequent to July 31, 2009 that would require us to perform interim goodwill or trademark impairment reviews. Since April 2009, our stock market capitalization has generally been greater than our shareholders’ equity, which was typically not the case since early November 2008.

For a further discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Carnival Corporation & plc’s 2008 joint Annual Report on Form 10-K.

Seasonality and Expected Capacity Growth

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third fiscal quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher net revenue yields and, accordingly, the largest share of our net income is earned during this period. The seasonality of our results is increased due to ships being taken out of service for maintenance, which we typically schedule during non-peak demand periods. In addition, substantially all of Holland America Tours’ and Princess Tours’ revenues and net income are generated from May through September in conjunction with the Alaska cruise season.

The year-over-year percentage increase in our ALBD capacity for the fourth quarter of 2009 is currently expected to be 7.7%. Our annual ALBD capacity increase for fiscal 2009, 2010, 2011 and 2012 is currently expected to be 5.4%, 7.7%, 5.1% and 3.5%, respectively. The above percentage increases result primarily from contracted new ships entering service and exclude any future ship orders, acquisitions, retirements or sales, however the scheduled withdrawal from service of Costa Europa in April 2010 and P&O Cruises’ Artemis in May 2011 have been taken into account.

Selected Cruise and Other Information

Selected cruise and other information was as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Passengers carried (in thousands)	2,485	2,322	6,383	6,218

Occupancy percentage(a)	111.4%	110.9%	106.4%	106.8%

Fuel consumption (metric tons in thousands)	807	795	2,359	2,383

Fuel cost per metric ton(b)	$405	$666	$330	$565

Currency
U.S. dollar to €1	$1.41	$1.54	$1.37	$1.53

U.S. dollar to £1	$1.64	$1.95	$1.53	$1.97

(a)	In accordance with cruise industry practice, occupancy is calculated using a denominator of two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.
(b)	Fuel cost per metric ton is calculated by dividing the cost of our fuel by the number of metric tons consumed.

Three Months Ended August 31, 2009 (“2009”) Compared to the Three Months Ended August 31, 2008 (“2008”)

Revenues

Our total revenues decreased $675 million, or 14.0%, from $4.8 billion in 2008 to $4.1 billion in 2009. This was caused by an $842 million revenue decrease that was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as a stronger U.S. dollar against the euro and sterling compared to 2008. In addition, the U.S. Centers for Disease Control and Prevention’s (“CDC”) recommendations against non-essential travel to Mexico as a result of the H1N1 flu virus also adversely impacted our revenues because we had to alter several of our cruise ships’ itineraries. This revenue decrease was partially offset by our 5.5% capacity increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”). Our capacity increased 3.6% for our North American cruise brands and 7.5% for our European cruise brands in 2009 compared to 2008, as we continue to implement our strategy of expanding in the European cruise marketplace.

Onboard and other revenues included concessionaire revenues of $277 million in 2009 and $292 million in 2008. Onboard and other revenues decreased $39 million in 2009 compared to 2008, primarily because of lower onboard spending for all of the major onboard revenue-producing activities, as well as the impact of the stronger U.S. dollar against the euro and sterling compared to 2008, partially offset by our 5.5% increase in ALBDs.

Other non-cruise revenues decreased $83 million, or 28.4%, to $209 million in 2009 from $292 million in 2008 due to lower cruise/tour prices and fewer cruise/tours sold.

Costs and Expenses

Operating costs decreased $408 million, or 15.5%, from $2.6 billion in 2008 to $2.2 billion in 2009. This decrease was primarily due to $211 million of lower fuel prices, the impact of the stronger U.S. dollar against the euro and sterling and decreased commissions primarily as a result of our lower ticket revenues compared to 2008. This decrease was partially offset as a result of increased capacity driven by our 5.5% increase in ALBDs.

Other non-cruise operating expenses decreased $49 million, or 25.3%, to $145 million from $194 million in 2008 primarily due to the impact of cost containment initiatives and fewer cruise/tours sold.

Selling and administration expenses increased $9 million, or 2.4%, from $372 million in 2008 to $381 million in 2009. This increase was caused by the nonrecurrence in 2009 of the 2008 $26 million gain that was recognized from the hurricane insurance settlement for damages to our Cozumel, Mexico port facilities, that were damaged in 2005, as well as our 5.5% increase in ALBDs, partially offset by the stronger U.S. dollar against the euro and sterling and the impact of cost containment initiatives.

Depreciation and amortization expense increased $13 million, or 4.0%, from $323 million in 2008 to $336 million in 2009, caused by the 5.5% increase in ALBDs through the addition of new ships and additional ship improvement expenditures, partially offset by the impact of the stronger U.S. dollar against the euro and sterling.

Our total costs and expenses as a percentage of revenues increased from 69.2% in 2008 to 71.1% in 2009.

Operating Income

Our operating income decreased $289 million from $1.5 billion in 2008 to $1.2 billion in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, decreased $12 million to $100 million in 2009 from $112 million in 2008. On a constant dollar basis, this decrease was due to a $22 million decrease in interest expense from lower average interest rates on average borrowings, partially offset by a $10 million increase from a higher level of average borrowings and a $4 million decrease in interest income due to lower average interest rates on lower invested balances. In addition, net interest expense decreased by $4 million as a result of the stronger U.S. dollar against the euro and sterling compared to 2008.

Income Taxes

Income tax expense decreased $28 million to $24 million in 2009 from $52 million in 2008, primarily because of a $10 million income tax benefit in 2009 and a $6 million income tax expense in 2008 related to changes in uncertain income tax position liabilities and the nonrecurrence in 2009 of the $7 million Mexican deferred income tax expense related to our hurricane insurance settlement that was recognized in 2008. During 2009 and 2008 we have recorded income tax expenses resulting from the seasonal income of our Alaska tour operation.

Key Performance Non-GAAP Financial Indicators

ALBDs is a standard measure of passenger capacity for the period, which we use to perform rate and capacity variance analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

We use net cruise revenues per ALBD (“net revenue yields”) and net cruise costs per ALBD as significant non-GAAP financial measures of our cruise segment financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business. We believe these non-GAAP measures provide a better gauge to measure our revenue and cost performance instead of the standard U.S. GAAP-based financial measures. There are no specific rules for determining our non-GAAP financial measures and, accordingly, it is possible that they may not be exactly comparable to the like-kind information presented by other cruise companies, which is a potential risk associated with using them to compare us to other cruise companies.

Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air transportation and certain other variable direct costs associated with onboard and other revenues. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices, once our ship capacity levels have been determined.

Net cruise costs per ALBD is the most significant measure we use to monitor our ability to control our cruise segment costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs to avoid duplicating these variable costs in these two non-GAAP financial measures.

In addition, because a significant portion of our operations utilize the euro or sterling to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies, and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report our two non-GAAP financial measures assuming the current period currency exchange rates have remained constant with the prior year’s comparable period rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on our non-U.S. dollar cruise operations. We believe that this is a useful measure since it facilitates a comparative view of the growth of our business in a fluctuating currency exchange rate environment.

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Three Months Ended August 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$3,105	$3,280	$3,658
Onboard and other	825	857	864

Gross cruise revenues	3,930	4,137	4,522
Less cruise costs
Commissions, transportation and other	(515)	(547)	(660)
Onboard and other	(131)	(137)	(134)

Net cruise revenues	$3,284	$3,453	$3,728

ALBDs	16,241,798	16,241,798	15,392,070

Gross revenue yields	$241.99	$254.69	$293.82

Net revenue yields	$202.21	$212.56	$242.27

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Three Months Ended August 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$2,081	$2,172	$2,440
Cruise selling and administrative expenses	372	391	364

Gross cruise costs	2,453	2,563	2,804
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(515)	(547)	(660)
Onboard and other	(131)	(137)	(134)

Net cruise costs	$1,807	$1,879	$2,010

ALBDs	16,241,798	16,241,798	15,392,070

Gross cruise costs per ALBD	$151.07	$157.80	$182.17

Net cruise costs per ALBD	$111.29	$115.67	$130.62

Net cruise revenues decreased $444 million, or 11.9%, to $3.3 billion in 2009 from $3.7 billion in 2008. This was caused by a $650 million, or 16.5%, decrease in net revenue yields in 2009 compared to 2008 (gross revenue yields decreased by 17.6%). This decrease was partially offset by a 5.5% increase in ALBDs between 2009 and 2008 that accounted for $206 million. The net revenue yield decrease in 2009 was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as the impact of a stronger U.S. dollar against the euro and sterling compared to 2008. In addition, the CDC’s recommendations against non-essential travel to Mexico as a result of the H1N1 flu virus also adversely impacted our net revenue yields as previously discussed. Net revenue yields as measured on a constant dollar basis decreased 12.3% in 2009 compared to 2008, which was comprised of a 13.7% decrease in passenger ticket yields and a 6.5% decrease in onboard and other revenue yields. Gross cruise revenues decreased $592 million, or 13.1%, to $3.9 billion in 2009 from $4.5 billion in 2008 for largely the same reasons as discussed above for net cruise revenues, as well as the reduction in travel agent commissions as a result of lower cruise ticket prices.

Net cruise costs decreased $203 million, or 10.1%, to $1.8 billion in 2009 from $2.0 billion in 2008. This was caused by a $314 million decrease in net cruise costs per ALBD, which decreased 14.8% in 2009 compared to 2008 (gross cruise costs per ALBD decreased 17.1%). This decrease was partially offset by the 5.5% increase in ALBDs between 2009 and 2008 that accounted for $111 million. The 14.8% decrease in net cruise costs per ALBD was primarily the result of a 39.2% decrease in fuel price to $405 per metric ton in 2009, which resulted in a decrease in fuel expense of $211 million, the stronger U.S. dollar against the euro and sterling and $21 million of fuel consumption savings compared to 2008. This decrease was partially offset by the nonrecurrence in 2009 of the 2008 $26 million gain that was recognized from the hurricane insurance settlement for damages to our Cozumel, Mexico port facilities. Net cruise costs per ALBD as measured on a constant dollar basis decreased 11.4% in 2009 compared to 2008. On a constant dollar basis, net cruise costs per ALBD excluding fuel decreased 0.7% compared to 2008 primarily due to the impact of cost containment initiatives. Gross cruise costs decreased $351 million, or 12.5%, in 2009 to $2.5 billion from $2.8 billion in 2008 for largely the same reasons as discussed above for net cruise costs, as well as the reduction in travel agent commissions as discussed above.

Nine Months Ended August 31, 2009 (“2009”) Compared to the Nine Months Ended August 31, 2008 (“2008”)

Revenues

Our total revenues decreased $1.4 billion, or 12.3%, from $11.3 billion in 2008 to $10.0 billion in 2009. This was caused by a $1.8 billion revenue decrease that was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as the impact of a stronger U.S. dollar against the euro and sterling compared to 2008. This revenue decrease was partially offset by our 4.6% capacity increase in ALBDs (see “Key Performance Non-GAAP Financial Indicators”). Our capacity increased 3.2% for our North American cruise brands and 7.2% for our European cruise brands in 2009 compared to 2008, as we continue to implement our strategy of expanding in the European cruise marketplace.

Onboard and other revenues included concessionaire revenues of $651 million in 2009 and $698 million in 2008. Onboard and other revenues decreased $177 million in 2009 compared to 2008, primarily because of lower onboard spending for all of the major onboard revenue-producing activities, as well as the impact of the stronger U.S. dollar against the euro and sterling compared to 2008, partially offset by our 4.6% increase in ALBDs.

Costs and Expenses

Operating costs decreased $946 million, or 13.7%, from $6.9 billion in 2008 to $6.0 billion in 2009. This decrease was primarily due to $555 million of lower fuel prices, the impact of the stronger U.S. dollar against the euro and sterling and decreased commissions primarily as a result of our lower ticket revenues and lower fuel consumption as a result of fuel saving initiatives compared to 2008. This decrease was partially offset as a result of increased capacity driven by our 4.6% increase in ALBDs and a $51 million increase in dry-dock expenses.

Selling and administration expenses decreased $56 million, or 4.6% in 2009 compared to 2008. The decrease was caused by the stronger U.S. dollar against the euro and sterling and was partially offset by our 4.6% increase in ALBDs.

Depreciation and amortization expense increased $28 million, or 3.0%, from $936 million in 2008 to $964 million in 2009, caused by the 4.6% increase in ALBDs through the addition of new ships and additional ship improvement expenditures, partially offset by the currency impact.

Our total costs and expenses as a percentage of revenues increased from 79.9% in 2008 to 81.3% in 2009.

Operating Income

Our operating income decreased $419 million from $2.3 billion in 2008 to $1.9 billion in 2009 primarily because of the reasons discussed above.

Nonoperating (Expense) Income

Net interest expense, excluding capitalized interest, decreased $18 million to $299 million in 2009 from $317 million in 2008. On a constant dollar basis, this decrease was due to an $84 million decrease in interest expense from lower average interest rates on average borrowings, partially offset by a $61 million increase from a higher level of average borrowings and a $19 million decrease in interest income due to lower average interest rates on lower invested balances. In addition, net interest expense decreased by $14 million as a result of the stronger U.S. dollar against the euro and sterling compared to 2008. Capitalized interest decreased $12 million during 2009 compared to 2008 primarily due to lower average levels of investment in ship construction projects.

Other income, net increased $10 million to $16 million in 2009 from $6 million in 2008, primarily because of the $15 million gain recognized upon the unwinding of one of our LILO transactions.

Income Taxes

Income tax expense decreased $40 million to $8 million in 2009 from $48 million in 2008, primarily because of a $17 million income tax benefit in 2009 and a $16 million income tax expense in 2008 related to changes in uncertain income tax position liabilities and the nonrecurrence in 2009 of the $7 million Mexican deferred income tax expense related to our hurricane insurance settlement that was recognized in 2008.

Key Performance Non-GAAP Financial Indicators

Gross and net revenue yields were computed by dividing the gross or net revenues, without rounding, by ALBDs as follows:

	Nine Months Ended August 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and yields)
Cruise revenues
Passenger tickets	$7,566	$8,141	$8,684
Onboard and other	2,132	2,241	2,309

Gross cruise revenues	9,698	10,382	10,993
Less cruise costs
Commissions, transportation and other	(1,469)	(1,616)	(1,743)
Onboard and other	(345)	(367)	(380)

Net cruise revenues	$7,884	$8,399	$8,870

ALBDs	46,063,860	46,063,860	44,034,240

Gross revenue yields	$210.54	$225.38	$249.65

Net revenue yields	$171.16	$182.33	$201.45

Gross and net cruise costs per ALBD were computed by dividing the gross or net cruise costs, without rounding, by ALBDs as follows:

	Nine Months Ended August 31,
	2009	2009 Constant Dollar	2008
	(in millions, except ALBDs and costs per ALBD)
Cruise operating expenses	$5,765	$6,145	$6,651
Cruise selling and administrative expenses	1,142	1,221	1,197

Gross cruise costs	6,907	7,366	7,848
Less cruise costs included in net cruise revenues
Commissions, transportation and other	(1,469)	(1,616)	(1,743)
Onboard and other	(345)	(367)	(380)

Net cruise costs	$5,093	$5,383	$5,725

ALBDs	46,063,860	46,063,860	44,034,240

Gross cruise costs per ALBD	$149.96	$159.92	$178.23

Net cruise costs per ALBD	$110.57	$116.86	$130.03

Net cruise revenues decreased $986 million, or 11.1%, to $7.9 billion in 2009 from $8.9 billion in 2008. This was caused by a $1.4 billion, or 15.0%, decrease in net revenue yields in 2009 compared to 2008 (gross revenue yields decreased by 15.7%). This decrease was partially offset by a 4.6% increase in ALBDs between 2009 and 2008 that accounted for $409 million. The net revenue yield decrease in 2009 was primarily due to the adverse impact of the economic downturn on our cruise ticket pricing and onboard and other revenues, as well as the impact of a stronger U.S. dollar against the euro and sterling compared to 2008. Net revenue yields as measured on a constant dollar basis decreased 9.5% in 2009 compared to 2008, which was comprised of a 10.1% decrease in passenger ticket yields and a 7.1% decrease in onboard and other revenue yields. Gross cruise revenues decreased $1.3 billion, or 11.8%, to $9.7 billion in 2009 from $11.0 billion in 2008 for largely the same reasons as discussed above for net cruise revenues, as well as the reduction in travel agent commissions as a result of lower cruise ticket prices.

Net cruise costs decreased $632 million, or 11.0%, to $5.1 billion in 2009 from $5.7 billion in 2008. This was caused by a $896 million decrease in net cruise costs per ALBD, which decreased 15.0% in 2009 compared to 2008 (gross cruise costs per ALBD decreased 15.9%). This decrease was partially offset by the 4.6% increase in ALBDs between 2009 and 2008 that accounted for $264 million. The 15.0% decrease in net cruise costs per ALBD was primarily the result of a 41.6% decrease in fuel price to $330 per metric ton in 2009, which resulted in a decrease in fuel expense of $555 million compared to 2008, the stronger U.S. dollar against the euro and sterling and $76 million of fuel consumption savings compared to 2008. Net cruise costs per ALBD as measured on a constant dollar basis decreased 10.1% in 2009 compared to 2008. On a constant dollar basis, net cruise costs per ALBD excluding fuel increased 0.5% compared to 2008 primarily due to the increase in dry-docking expenses, partially offset by the impact of cost containment initiatives. Gross cruise costs decreased $941 million, or 12.0%, in 2009 to $6.9 billion from $7.8 billion in 2008 for largely the same reasons as discussed above for net cruise costs, as well as the reduction in travel agent commissions as discussed above.

Liquidity and Capital Resources

As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 joint Annual Report on Form 10-K, we believe preserving cash and liquidity is a prudent step which will strengthen our balance sheet and enhance our financial flexibility. Accordingly in October 2008, the Board of Directors voted to suspend our quarterly dividend beginning March 2009. We previously announced our intention to maintain the dividend suspension for the remainder of 2009, but will re-evaluate our dividend policy based on our liquidity position, tone of business and our credit rating.

Our overall strategy is to maintain an acceptable level of liquidity with our available cash and cash equivalents and committed credit facilities for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years. During 2009, we put into place committed credit facilities at attractive interest rates. Since the start of the year we have completed more than $3.6 billion in financing, thus considerably improving our liquidity to the levels discussed below.

Our cash from operations and committed financing facilities along with our available cash and cash equivalent balances are forecasted to be sufficient to fund our expected 2009 fourth quarter and 2010 cash requirements and provide us with an acceptable level of liquidity. Although we do not believe we will be required to obtain additional new debt during the remainder of 2009 or 2010, we may choose to enhance our liquidity on favorable terms as opportunities arise.

Sources and Uses of Cash

Our business provided $2.6 billion of net cash from operations during the nine months ended August 31, 2009, a decrease of $249 million, or 8.6%, compared to fiscal 2008. This decrease was caused by less net cash being generated from operations primarily as a result of lower cruise ticket prices and a decrease of $55 million in our customer deposit balances during the first nine months of 2009 compared to an increase of $191 million in our customer deposit balances during the same period in 2008. The decrease in customer deposits resulted primarily from guests booking cruises and paying their deposits closer to the sailing dates and cruises being purchased for lower ticket prices compared to the comparable prior period when guests booked their cruises and paid their deposits further in advance of the sailing dates and cruises were purchased for higher ticket prices.

At August 31, 2009 and 2008, we had working capital deficits of $3.7 billion and $3.8 billion, respectively. Our August 31, 2009 deficit included $2.5 billion of customer deposits, which represent the passenger revenues we collect in advance of sailing dates and, accordingly, is substantially more of a deferred revenue item rather than an actual current cash liability. We use our long-term ship assets to realize a portion of this deferred revenue in addition to consuming current assets. In addition, our August 31, 2009 working capital deficit included $1.7 billion of current debt obligations, which included $92 million outstanding under our principal revolving credit facility. This facility is available to provide long-term rollover financing of our current debt. After excluding customer deposits and current debt obligations from our August 31, 2009 working capital deficit balance, our non-GAAP adjusted working capital was $600 million. As explained above, our business model allows us to operate with a significant working capital deficit and, accordingly, we believe we will continue to have a working capital deficit for the foreseeable future.

During the nine months ended August 31, 2009, our net expenditures for capital projects were $2.4 billion, of which $2.0 billion was spent for our ongoing new shipbuilding program, including $1.4 billion for the final delivery payments for Costa Luminosa, AIDAluna, Costa Pacifica and Seabourn Odyssey. In addition to our new shipbuilding program, we had capital expenditures of $292 million for ship improvements and replacements and $147 million for cruise port facility developments, information technology and other assets.

During the nine months ended August 31, 2009, we repaid and borrowed $1.7 billion and $1.1 billion, respectively, under our principal revolving credit facility in connection with our needs for cash at various times throughout the period. In addition, during the nine months ended August 31, 2009, we borrowed $1.6 billion of new other long-term debt, primarily under our export credit financing facilities, and we repaid $307 million of other long-term debt primarily for scheduled payments under our export credit facilities. We also repaid $218 million during the nine months ended August 31, 2009 under our short-term borrowing facilities. Finally, we paid cash dividends of $314 million and received $113 million upon the settlement of foreign currency swaps.

Commitments and Funding Sources

Our contractual cash obligations as of August 31, 2009 have changed compared to November 30, 2008, primarily as a result of our debt borrowings and repayments and ship progress and delivery payments as noted above.

At August 31, 2009, we had liquidity of $6.2 billion. Our liquidity consisted of $682 million of cash and cash equivalents, excluding cash on hand of $294 million used for current operations, $2.6 billion available for borrowing under our revolving credit facilities, and $3.0 billion under committed financings. Of this $3.0 billion of committed facilities, $581 million was drawn in September 2009 to fund a portion of the purchase price of Carnival Dream and $1.4 billion, $626 million and $417 million is expected to be funded in 2010, 2011 and 2012, respectively. In September 2009, we prepaid a euro-denominated $526 million term loan, which was to mature in March 2010, with cash equivalents. Substantially all of our revolving credit facilities mature in 2012. We rely on, and have banking relationships with, numerous banks that have credit ratings of A or above, which we believe will assist us in attempting to access multiple sources of funding in the event that some lenders are unwilling or unable to lend to us. However, we believe that our revolving credit facilities and committed financings will be honored as required pursuant to their contractual terms.

Substantially all of our debt agreements contain one or more of the following financial covenants that require us, among other things, to maintain minimum debt service coverage and minimum net assets, excluding trademarks, and to limit our debt to capital and debt to equity ratios and the amounts of our secured assets and secured and other indebtedness. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

At August 31, 2009, we believe we were in compliance with all of our debt covenants. In addition, based on our forecasted operating results, financial condition and cash flows for fiscal 2009, we expect to be in compliance with our debt covenants during the remainder of fiscal 2009. However, our forecasted cash flow from operations and access to the capital markets can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.”

We continue to generate substantial cash from operations and have investment grade credit ratings of A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s Rating Services (“S&P”), which provide us with flexibility in most financial credit market environments to obtain debt, as necessary. Our S&P A- credit rating was downgraded to BBB+ and assigned a negative outlook on March 26, 2009, which reflects S&P’s continuing concerns that the weakened state of the economy and the pullback in consumer spending will pressure our ability to sustain our BBB+ credit rating. This downgrade by S&P has resulted in a slight increase in our borrowing costs. In addition, a further downgrade by S&P to BBB would result in a further increase in our borrowing costs on a prospective basis, but we do not believe it would have a material adverse impact on our financial results, our ability to obtain committed credit facilities or issue debt, or our ability to refinance our current debt or secure additional debt for future cash requirements.

Based primarily on our historical results, current financial condition and forecasts, we believe that our existing liquidity and cash flow from future operations will be sufficient to fund the majority of our expected capital projects (including shipbuilding commitments), debt service requirements, convertible debt redemptions, working capital and other firm commitments over the next several years. In addition, we believe that in most financial credit market environments we will be able to secure necessary financings from financial institutions or through the offering of debt and/or equity securities in the public or private markets or take other actions to fund these remaining future cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We previously had designated foreign currency cash flow swaps that effectively converted $398 million of U.S. dollar fixed interest rate debt into sterling fixed interest rate debt. The changes in fair value are included as a component of AOCI. In December 2008, we settled these foreign currency swaps and thus re-aligned the debt with the parent company’s U.S. dollar functional currency.

During February 2009, we entered into a foreign currency forward that was designated as a fair value hedge of the remaining Seabourn Odyssey euro-denominated shipyard payment that matured in June 2009 at a rate of $1.27 to the euro, or $194 million.

During July 2009, we entered into foreign currency forwards totaling $259 million that are designated as hedges of our net investment in sterling-denominated functional currency foreign operations, which matured in September 2009.

During August 2009, we entered into a foreign currency forward that was designated as a cash flow hedge of one-third of the final P&O Cruises Azura euro-denominated shipyard payment that matures in March 2010 at a rate of 0.86 sterling to the euro, or $196 million.

At August 31, 2009, 60%, 37% and 3% (62%, 30% and 8% at November 30, 2008) of our debt was U.S. dollar, euro and sterling-denominated, respectively, including the effect of foreign currency swaps.

For a further discussion of our market risk, refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 13 to our joint Annual Report on Form 10-K for the year ended November 30, 2008.

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

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of August 31, 2009, that they were effective as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2006, the Boards of Directors authorized the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares subject to certain restrictions. On September 19, 2007, the Boards of Directors increased the remaining $578 million general repurchase authorization back to $1 billion. The general repurchase authorization does not have an expiration date and may be discontinued by our Boards of Directors at any time.

In addition to the general repurchase authorization, the Boards of Directors, in October 2008, authorized the repurchase of up to 19.2 million Carnival plc ordinary shares, and in March 2009, they authorized the repurchase of up to 25 million shares of Carnival Corporation common stock, pursuant to the “Stock Swap” programs described below. If we are able and choose to repurchase shares on a greater than equivalent basis under the “Stock Swap” programs using the net proceeds from the stock swap, we will do so using the availability under our general repurchase authorization as described above.

At October 1, 2009, the remaining availability under the general repurchase authorization was $787 million. All Carnival plc ordinary share repurchases require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.3 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2010 annual general meeting, or October 14, 2010. It is not our present intention to repurchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the general repurchase authorization, except for possible repurchases resulting from our Stock Swap programs described below.

“Stock Swap” Programs

We plan to use the “Stock Swap” programs in situations where we can obtain an economic benefit because Carnival Corporation common stock is trading at a price that is a premium or discount to the price of Carnival plc ordinary shares. In the event Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue Carnival Corporation common stock in the U.S. market when and to the extent that we can complete the purchase of Carnival plc ordinary shares on at least an equivalent basis, with the remaining net proceeds, if any, used for general corporate purposes. In the event Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing Carnival plc ordinary shares we own from time to time in “at the market” transactions with the proceeds being used to repurchase Carnival Corporation common stock in the U.S. market on at least an equivalent basis, with the remaining net proceeds, if any, used for general corporate purposes.

Sales of Carnival Corporation common stock are made pursuant to the ATM (“At The Market”) Equity Offering Sales Agreement, dated October 31, 2008, among Carnival Corporation, Carnival plc and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“Merrill Lynch”), as sales agent (the “ATM Agreement”), pursuant to which Carnival Corporation may issue and sell up to 19.2 million of its common stock in the U.S. market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by Merrill Lynch. Any sales of Carnival Corporation shares have been and will be registered under the Securities Act. On March 11, 2009, we filed a joint shelf registration statement with the SEC (File No. 333-157861), which became effective upon filing. Each share of Carnival Corporation common stock issued is paired with a trust share of beneficial interest in the P&O Princess Special Voting Trust, which holds a Special Voting Share issued by Carnival plc in connection with the DLC transaction.

Sales of Carnival plc ordinary shares are made pursuant to the Selling Agreement, dated July 2, 2009, among Carnival Corporation, Carnival plc, Carnival Investments Limited, a subsidiary of Carnival Corporation, and Merrill Lynch International (“MLI”), as sales agent (the “Selling Agreement”), pursuant to which Carnival Investments Limited may sell up to 25 million Carnival plc ordinary shares in the UK market, which shares are to be sold from time to time at prevailing market prices in ordinary brokers’ transactions by MLI. Any sales of Carnival plc shares have been and will be registered under the Securities Act. On July 2, 2009, Carnival plc filed a shelf registration statement with the SEC (File No. 333-160411), which became effective upon filing.

Under the “Stock Swap” programs, from December 1, 2008 through February 29, 2009

–

Carnival Corporation sold 450,000 shares of Carnival Corporation common stock, at an average price of $21.41 per share for gross proceeds of $10 million and paid Merrill Lynch and others fees of $72,000 and $77,000, respectively, for total net proceeds of $9 million. All of the net proceeds from these sales were used to purchase Carnival plc ordinary shares;

and from June 1, 2009 through August 31, 2009

–

Carnival Investments Limited sold 1.5 million Carnival plc ordinary shares, at an average price of $29.47 per share for gross proceeds of $44 million and paid MLI and others fees of $332,000 and $402,000, respectively, for total net proceeds of $43 million. Substantially all of the net proceeds of these sales were used to purchase Carnival Corporation common stock.

The purchases of Carnival Corporation common stock during the three months ended August 31, 2009 pursuant to the March 2009 Boards of Directors Stock Swap repurchase authorization were as follows:

Period	Total Number of Carnival Corporation Common Stock Purchased	Average Price Paid per Share of Carnival Corporation Common Stock	Maximum Number of Carnival Corporation Common Stock That May Yet Be Purchased Under the Carnival Corporation Stock Swap Program
June 1, 2009 through June 30, 2009			25,000,000
July 1, 2009 through July 31, 2009	425,000	$27.71	24,575,000
August 1, 2009 through August 31, 2009	1,075,000	$29.15	23,500,000

Total	1,500,000	$28.74

During the quarter ended August 31, 2009, there were no stock repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the general stock repurchase authorization and no repurchases of Carnival plc ordinary shares under the October 2008 Carnival plc Stock Swap program repurchase authorization.

Item 6.	Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Underwriting agreement

1.1	Form of Selling Agreement among Carnival Investments Limited, Carnival Corporation, Carnival plc and Merrill Lynch International.	S-3	1.1	7/2/09

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/03

3.2	Third Amended and Restated By-laws of Carnival Corporation.	8-K	3.1	4/20/09

3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/09

3.4	Memorandum of Association of Carnival plc.	8-K	3.4	4/20/09

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Rule 13a–14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Operating Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.3	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

			Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date

31.5		Certification of Chief Operating Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.6		Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1	*	Certification of Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	*	Certification of Chief Operating Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.3	*	Certification of Senior Vice President and Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	*	Certification of Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.5	*	Certification of Chief Operating Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.6	*	Certification of Senior Vice President and Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101

The financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, as filed with the SEC on October 1, 2009 formatted in XBRL, as follows:

(i)      the Consolidated Statements of Operations for the three and nine months ended August 31, 2009 and 2008;

(ii)     the Consolidated Balance Sheets at August 31, 2009 and 2008, and November 30, 2008;

(iii)    the Consolidated Statements of Cash Flows for the nine months ended August 31, 2009 and 2008; and

(iv)    the notes to the consolidated financial statements, tagged as blocks of text.

X

*	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION		CARNIVAL PLC

By:	/s/ Micky Arison	By:	/s/ Micky Arison
Micky Arison Chairman of the Board of Directors and Chief Executive Officer		Micky Arison Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Howard S. Frank	By:	/s/ Howard S. Frank
Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer		Howard S. Frank Vice Chairman of the Board of Directors and Chief Operating Officer

By:	/s/ David Bernstein	By:	/s/ David Bernstein
David Bernstein Senior Vice President and Chief Financial Officer		David Bernstein Senior Vice President and Chief Financial Officer

Date: October 1, 2009		Date: October 1, 2009