Form 10-Q
period 2015-05-31
CARNIVAL PLC
filed 2015-07-01
CIK 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-9610	Commission file number: 001-15136

Carnival Corporation	Carnival plc
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Republic of Panama	England and Wales
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

59-1562976	98-0357772
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3655 N.W. 87th Avenue Miami, Florida 33178-2428	Carnival House, 100 Harbour Parade, Southampton SO15 1ST, United Kingdom
(Address of principal executive offices) (Zip Code)	(Address of principal executive offices) (Zip Code)

(305) 599-2600	011 44 23 8065 5000
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

None	None
(Former name, former address and former fiscal year, if changed since last report)	(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☑	Accelerated filers	☐

Non-accelerated filers	☐	Smaller reporting companies	☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 23, 2015, Carnival Corporation had outstanding 593,457,461 shares of Common Stock, $0.01 par value.
At June 23, 2015, Carnival plc had outstanding 216,153,373 Ordinary Shares $1.66 par value, one Special Voting Share, GBP 1.00 par value and 593,457,461 Trust Shares of beneficial interest in the P&O Princess Special Voting Trust.

CARNIVAL CORPORATION & PLC

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Revenues
Cruise
Passenger tickets	$2,628	$2,698	$5,260	$5,425
Onboard and other	927	905	1,816	1,755
Tour and other	35	30	44	38
	3,590	3,633	7,120	7,218
Operating Costs and Expenses
Cruise
Commissions, transportation and other	481	520	1,067	1,141
Onboard and other	114	115	225	228
Payroll and related	469	485	936	965
Fuel	333	527	650	1,050
Food	242	251	482	496
Other ship operating	734	642	1,332	1,238
Tour and other	31	32	47	46
	2,404	2,572	4,739	5,164
Selling and administrative	491	504	1,020	1,025
Depreciation and amortization	406	410	807	815
	3,301	3,486	6,566	7,004
Operating Income	289	147	554	214
Nonoperating (Expense) Income
Interest income	2	2	4	4
Interest expense, net of capitalized interest	(57)	(72)	(114)	(143)
(Losses) gains on fuel derivatives, net	(13)	11	(181)	(6)
Other income, net	5	11	15	11
	(63)	(48)	(276)	(134)
Income Before Income Taxes	226	99	278	80
Income Tax Expense, Net	(4)	(1)	(7)	(2)
Net Income	$222	$98	$271	$78
Earnings Per Share
Basic	$0.29	$0.13	$0.35	$0.10
Diluted	$0.29	$0.13	$0.35	$0.10
Dividends Declared Per Share	$0.25	$0.25	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net Income	$222	$98	$271	$78
Items Included in Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(135)	(17)	(818)	100
Other	(5)	(13)	(45)	(18)
Other Comprehensive (Loss) Income	(140)	(30)	(863)	82
Total Comprehensive Income (Loss)	$82	$68	$(592)	$160
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except par values)

	May 31, 2015	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$298	$331
Trade and other receivables, net	380	332
Insurance recoverables	176	154
Inventories	327	349
Prepaid expenses and other	298	322
Total current assets	1,479	1,488
Property and Equipment, Net	32,179	32,819
Goodwill	3,041	3,127
Other Intangibles	1,247	1,270
Other Assets	665	744
	$38,611	$39,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$305	$666
Current portion of long-term debt	1,316	1,059
Accounts payable	637	626
Claims reserve	295	262
Accrued liabilities and other	1,223	1,276
Customer deposits	3,907	3,032
Total current liabilities	7,683	6,921
Long-Term Debt	6,648	7,363
Other Long-Term Liabilities	1,028	960
Contingencies
Shareholders’ Equity
Common stock of Carnival Corporation, $0.01 par value; 1,960 shares authorized; 653 shares at 2015 and 652 shares at 2014 issued	7	7
Ordinary shares of Carnival plc, $1.66 par value; 216 shares at 2015 and 2014 issued	358	358
Additional paid-in capital	8,412	8,384
Retained earnings	19,041	19,158
Accumulated other comprehensive loss	(1,479)	(616)
Treasury stock, 59 shares at 2015 and 2014 of Carnival Corporation and 32 shares at 2015 and 2014 of Carnival plc, at cost	(3,087)	(3,087)
Total shareholders’ equity	23,252	24,204
	$38,611	$39,448
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended May 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$271	$78
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	807	815
(Gains) on ship sales and ship impairment, net	(4)	(15)
Losses on fuel derivatives, net	181	6
Share-based compensation	25	26
Other, net	16	9
Changes in operating assets and liabilities
Receivables	(85)	105
Inventories	11	(9)
Insurance recoverables, prepaid expenses and other	61	216
Accounts payable	39	(13)
Claims reserves and accrued and other liabilities	(5)	(221)
Customer deposits	969	676
Net cash provided by operating activities	2,286	1,673
INVESTING ACTIVITIES
Additions to property and equipment	(1,381)	(1,329)
Proceeds from sales of ships	25	42
(Payments) receipts of fuel derivative settlements	(95)	1
Other, net	24	18
Net cash used in investing activities	(1,427)	(1,268)
FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(357)	448
Principal repayments of long-term debt	(584)	(1,401)
Proceeds from issuance of long-term debt	472	829
Dividends paid	(388)	(388)
Other, net	(4)	(7)
Net cash used in financing activities	(861)	(519)
Effect of exchange rate changes on cash and cash equivalents	(31)	(5)
Net decrease in cash and cash equivalents	(33)	(119)
Cash and cash equivalents at beginning of period	331	462
Cash and cash equivalents at end of period	$298	$343
The accompanying notes are an integral part of these consolidated financial statements.

CARNIVAL CORPORATION & PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – General

The consolidated financial statements include the accounts of Carnival Corporation and Carnival plc and their respective subsidiaries. Together with their consolidated subsidiaries, they are referred to collectively in these consolidated financial statements and elsewhere in this joint Quarterly Report on Form 10-Q as “Carnival Corporation & plc,” “our,” “us” and “we.”

Basis of Presentation
The Consolidated Balance Sheet at May 31, 2015, the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2015 and 2014 and the Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014 are unaudited and, in the opinion of our management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Our interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Carnival Corporation & plc 2014 joint Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission on January 29, 2015. Our operations are seasonal and results for interim periods are not necessarily indicative of the results for the entire year.

Revision of Prior Period Financial Statements

In the first quarter of 2015, we revised and corrected the accounting for one of our brands' marine and technical spare parts in order to consistently expense and classify them fleetwide. We evaluated the materiality of this revision and concluded that it was not material to any of our previously issued financial statements. However, had we not revised, this accounting may have resulted in material inconsistencies to our financial statements in the future. Accordingly, we revised previously reported results for the three months ended February 28, 2014 and as of November 30, 2014 in our Form 10-Q for the quarter ended February 28, 2015. In addition, we revised previously reported results for the three and six months ended May 31, 2014 in this Form 10-Q. We will revise all other previously reported results as such financial information is included in future filings.

The effects of this revision on our Consolidated Statements of Income were as follows (in millions, except per share data):

	Three Months Ended May 31, 2014			Six Months Ended May 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Other ship operating	$635	$7	$642	$1,226	$12	$1,238
Depreciation and amortization	$409	$1	$410	$814	$1	$815
Operating income	$155	$(8)	$147	$227	$(13)	$214
Income before income taxes	$107	$(8)	$99	$93	$(13)	$80
Net income	$106	$(8)	$98	$91	$(13)	$78
Earnings per share
Basic	$0.14	$(0.01)	$0.13	$0.12	$(0.02)	$0.10
Diluted	$0.14	$(0.01)	$0.13	$0.12	$(0.02)	$0.10

The effects of this revision on our Consolidated Statements of Comprehensive Income were as follows (in millions):

	Three Months Ended May 31, 2014			Six Months Ended May 31, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$106	$(8)	$98	$91	$(13)	$78
Total comprehensive income	$76	$(8)	$68	$173	$(13)	$160

The effects of this revision on our Consolidated Balance Sheet were as follows (in millions):

	November 30, 2014
	As Previously Reported	Adjustment		As Revised
Inventories	$364	$(15)		$349
Total current assets	$1,503	$(15)		$1,488
Property and equipment, net	$32,773	$46		$32,819
Other assets	$859	$(115)		$744
Total assets	$39,532	$(84)		$39,448
Retained earnings	$19,242	$(84)	(a)	$19,158
Total shareholders' equity	$24,288	$(84)		$24,204
Total liabilities and shareholders' equity	$39,532	$(84)		$39,448

(a) As of November 30, 2014, the cumulative impact of this revision was an $84 million reduction in retained earnings. The diluted earnings per share decreases were $0.03 for each of 2014 and 2013, $0.02 for 2012, $0.03 for pre-2010 and $0.11 in the aggregate. There was no annual diluted earnings per share impact for 2011 and 2010.

This non-cash revision did not impact our operating cash flows for any period. The effects of this revision on the individual line items within operating cash flows on our Consolidated Statement of Cash Flows were as follows (in millions):

	Six Months Ended May 31, 2014
	As Previously Reported	Adjustment	As Revised
Net income	$91	$(13)	$78
Depreciation and amortization	$814	$1	$815
Inventories	$(8)	$(1)	$(9)
Insurance recoverables, prepaid expenses and other	$201	$15	$216
Claims reserves and accrued and other liabilities	$(219)	$(2)	$(221)

Other

Cruise passenger ticket revenues include fees, taxes and charges collected by us from our guests. The portion of these fees, taxes and charges included in passenger ticket revenues and commissions, transportation and other costs were $123 million and $125 million and $257 million and $262 million for the three and six months ended May 31, 2015 and 2014, respectively.

During the three and six months ended May 31, 2015 and 2014, repairs and maintenance expenses, including minor improvement costs and dry-dock expenses, were $352 million and $274 million and $603 million and $526 million, respectively, and are substantially all included in other ship operating expenses.

Accounting Pronouncement

In 2014, amended guidance was issued by the Financial Accounting Standards Board regarding the accounting for service concession arrangements. The new guidance defines a service concession as an arrangement between a public-sector grantor, such as a port authority, and a company that will operate and maintain the grantor's infrastructure for a specified period of time. In exchange, the company may be given a right to charge the public, such as our cruise guests, for the use of the infrastructure. The guidance will prohibit us from recording the infrastructure we have constructed to be used by us pursuant to the service concession arrangement within property and equipment. This guidance is required to be adopted by us in the first quarter of 2016 on a modified retrospective basis, however, early adoption is permitted. The adoption of this guidance will not have a material impact to our consolidated financial statements.

NOTE 2 – Unsecured Debt

At May 31, 2015, our short-term borrowings consisted of commercial paper of $261 million and euro-denominated bank loans of $44 million with an aggregate weighted-average floating interest rate of 0.6%.

In February 2015, we entered into an export credit facility that will provide us with the ability to borrow up to an aggregate of $505 million. Proceeds from this facility will be used to pay for a portion of the purchase price of a Princess Cruises' ("Princess") ship, which is expected to be delivered in March 2017. If drawn, this borrowing will be due in semi-annual installments through March 2029.

In February 2015, we borrowed $472 million under a euro-denominated export credit facility, the proceeds of which were used to pay for a portion of P&O Cruises (UK)'s Britannia purchase price. The floating rate facility is due in semi-annual installments through February 2027.
In April 2015, Carnival Corporation, Carnival plc, and certain of Carnival Corporation and Carnival plc’s subsidiaries exercised their option to extend the termination date of their five-year multi-currency revolving credit facility from June 2019 to June 2020, which was approved by each bank.

NOTE 3 – Contingencies
Litigation
As a result of the January 2012 ship incident, litigation claims and investigations, including, but not limited to, those arising from personal injury, loss of or damage to personal property, business interruption losses or environmental damage to any affected coastal waters and the surrounding areas, have been and may be asserted or brought against various parties, including us. The ultimate outcome of these matters cannot be determined at this time. However, we do not expect these matters to have a significant impact on our results of operations because we have insurance coverage for these types of third-party claims.
The UK Maritime & Coastguard Agency and the U.S. Department of Justice are investigating allegations that Caribbean Princess breached international pollution laws. We are cooperating with the investigations, including conducting our own internal investigation into the matter. The ultimate outcome of this matter cannot be determined at this time. However, we do not expect it to have a significant impact on our results of operations.
Additionally, in the normal course of our business, various claims and lawsuits have been filed or are pending against us. Most of these claims and lawsuits are covered by insurance and, accordingly, the maximum amount of our liability, net of any insurance recoverables, is typically limited to our self-insurance retention levels. Management believes the ultimate outcome of these claims and lawsuits will not have a material adverse impact on our consolidated financial statements.
Contingent Obligations – Lease Out and Lease Back Type (“LILO”) Transactions
At May 31, 2015, Carnival Corporation had estimated contingent obligations totaling $376 million, excluding termination payments as discussed below, to participants in LILO transactions for two of its ships. At the inception of these leases, the aggregate of the net present value of these obligations was paid by Carnival Corporation to a group of major financial institutions, who agreed to act as payment undertakers and directly pay these obligations. As a result, these contingent obligations are considered extinguished and neither the funds nor the contingent obligations have been included in our Consolidated Balance Sheets.
In the event that Carnival Corporation were to default on its contingent obligations and assuming performance by all other participants, we estimate that it would, as of May 31, 2015, be responsible for a termination payment of $22 million. In 2017, Carnival Corporation has the right to exercise options that would terminate these LILO transactions at no cost to it.
If the credit rating of one of the financial institutions who is directly paying the contingent obligations falls below AA-, or below A- for the other financial institution, then Carnival Corporation will be required to replace the applicable financial institution with another financial institution whose credit rating is at least AA or meets other specified credit requirements. In such circumstances, it would incur additional costs, although we estimate that they would not be significant to our consolidated financial statements. The financial institution payment undertaker subject to the AA- credit rating threshold has a credit rating of AA, and the financial institution subject to the A- credit rating threshold has a credit rating of A+.  If Carnival Corporation's credit rating, which is BBB+, falls below BBB, it will be required to provide a standby letter of credit for $31 million, or, alternatively, provide mortgages for this aggregate amount on these two ships.

Contingent Obligations – Indemnifications
Some of the debt contracts that we enter into include indemnification provisions that obligate us to make payments to the counterparty if certain events occur. These contingencies generally relate to changes in taxes and changes in laws that increase lender capital costs and other similar costs. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business. There are no stated or notional amounts included in the indemnification clauses, and we are not able to estimate the maximum potential amount of future payments, if any, under these indemnification clauses. We have not been required to make any material payments under such indemnification clauses in the past and, under current circumstances, we do not believe a request for material future indemnification payments is probable.

NOTE 4 – Fair Value Measurements, Derivative Instruments and Hedging Activities
Fair Value Measurements
U.S. accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•
Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable market participants at the measurement date. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.
The fair value measurement of a financial asset or financial liability must reflect the nonperformance risk of the counterparty and us. Therefore, the impact of our counterparty’s creditworthiness was considered when in an asset position, and our creditworthiness was considered when in a liability position in the fair value measurement of our financial instruments.  Creditworthiness did not have a significant impact on the fair values of our financial instruments at May 31, 2015 and November 30, 2014. Both the counterparties and we are expected to continue to perform under the contractual terms of the instruments. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, certain estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Financial Instruments that are not Measured at Fair Value on a Recurring Basis
The carrying values and estimated fair values and basis of valuation of our financial instrument assets and liabilities that are not measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2015				November 30, 2014
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (a)	$248	$248	$—	$—	$240	$240	$—	$—
Restricted cash (b)	7	7	—	—	11	11	—	—
Long-term other assets (c)	140	1	99	38	156	1	103	49
Total	$395	$256	$99	$38	$407	$252	$103	$49
Liabilities
Fixed rate debt (d)	$4,157	$—	$4,458	$—	$4,433	$—	$4,743	$—
Floating rate debt (d)	4,112	—	4,094	—	4,655	—	4,562	—
Total	$8,269	$—	$8,552	$—	$9,088	$—	$9,305	$—

(a)
Cash and cash equivalents are comprised of cash on hand, and at May 31, 2015, also included a money market deposit account. Due to their short maturities, the carrying values approximate their fair values.

(b)	Restricted cash is comprised of a money market deposit account.

(c)
At May 31, 2015 and November 30, 2014, long-term other assets were substantially all comprised of notes and other receivables. The fair values of our Level 1 and Level 2 notes and other receivables were based on estimated future cash flows discounted at appropriate market interest rates. The fair values of our Level 3 notes receivable were estimated using risk-adjusted discount rates.

(d)
Debt does not include the impact of interest rate swaps. The net difference between the fair value of our fixed rate debt and its carrying value was due to the market interest rates in existence at May 31, 2015 and November 30, 2014 being lower than the fixed interest rates on these debt obligations, including the impact of any changes in our credit ratings. At May 31, 2015 and November 30, 2014, the net difference between the fair value of our floating rate debt and its carrying value was due to the market interest rates in existence at May 31, 2015 and November 30, 2014 being slightly higher than the floating interest rates on these debt obligations, including the impact of any changes in our credit ratings. The fair values of our publicly-traded notes were based on their unadjusted quoted market prices in markets that are not sufficiently active to be Level 1, and accordingly, are considered Level 2. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt.

Financial Instruments that are Measured at Fair Value on a Recurring Basis
The estimated fair value and basis of valuation of our financial instrument assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	May 31, 2015			November 30, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (a)	$50	$—	$—	$91	$—	$—
Restricted cash (b)	23	—	—	19	—	—
Marketable securities held in rabbi trusts (c)	106	15	—	113	9	—
Derivative financial instruments (d)	—	20	—	—	14	—
Long-term other asset (e)	—	—	20	—	—	20
Total	$179	$35	$20	$223	$23	$20
Liabilities
Derivative financial instruments (d)	$—	$369	$—	$—	$278	$—
Total	$—	$369	$—	$—	$278	$—

(a)	Cash equivalents are comprised of money market funds.

(b)	The majority of restricted cash is comprised of money market funds.

(c)
At May 31, 2015 and November 30, 2014, marketable securities held in rabbi trusts were comprised of Level 1 bonds, frequently-priced mutual funds invested in common stocks and money market funds and Level 2 other investments. Their use is restricted to funding certain deferred compensation and non-qualified U.S. pension plans.

(d)	See “Derivative Instruments and Hedging Activities” section below for detailed information regarding our derivative financial instruments.

(e)
Long-term other asset is comprised of an auction-rate security. The fair value was based on a broker quote in an inactive market, which is considered a Level 3 input. During the six months ended May 31, 2015, there were no purchases or sales pertaining to this auction rate security.

We measure our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs and other variables included in the valuation models such as interest rate, yield and commodity price curves, forward currency exchange rates, credit spreads, maturity dates, volatilities and netting arrangements. We use the income approach to value derivatives for foreign currency options and forwards, interest rate swaps and fuel derivatives using observable market data for all significant inputs and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated, but not compelled to transact. We also corroborate our fair value estimates using valuations provided by our counterparties.
Nonfinancial Instruments that are Measured at Fair Value on a Nonrecurring Basis
Valuation of Goodwill and Other Intangibles
The reconciliation of the changes in the carrying amounts of our goodwill, which goodwill has been allocated to our North America and Europe, Australia & Asia (“EAA”) cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2014	$1,898	$1,229	$3,127
Foreign currency translation adjustment	—	(86)	(86)
Balance at May 31, 2015	$1,898	$1,143	$3,041

At July 31, 2014, all of our cruise brands carried goodwill, except for Ibero Cruises ("the former Ibero") and Seabourn. As of that date, we performed our annual goodwill impairment reviews and no goodwill was impaired. At May 31, 2015, accumulated goodwill impairment charges were $153 million, which were all related to the former Ibero.

The reconciliation of the changes in the carrying amounts of our intangible assets not subject to amortization, which represent trademarks that have been allocated to our North America and EAA cruise brands, was as follows (in millions):

	North America Cruise Brands	EAA Cruise Brands	Total
Balance at November 30, 2014	$927	$338	$1,265
Foreign currency translation adjustment	—	(22)	(22)
Balance at May 31, 2015	$927	$316	$1,243
As of July 31, 2014, we also performed our annual trademark impairment reviews for our cruise brands that have trademarks recorded, which are AIDA Cruises ("AIDA"), P&O Cruises (Australia), P&O Cruises (UK) and Princess. No trademarks were considered to be impaired at that time.
The determination of our cruise brand, cruise ship and trademark fair values includes numerous assumptions that are subject to various risks and uncertainties. We believe that we have made reasonable estimates and judgments in determining whether our goodwill, cruise ships and trademarks have been impaired. However, if there is a change in assumptions used or if there is a change in the conditions or circumstances influencing fair values in the future, then we may need to recognize an impairment charge.
At May 31, 2015 and November 30, 2014, our intangible assets subject to amortization are not significant to our consolidated financial statements.
Derivative Instruments and Hedging Activities
We utilize derivative and nonderivative financial instruments, such as foreign currency forwards, options and swaps, foreign currency debt obligations and foreign currency cash balances, to manage our exposure to fluctuations in certain foreign currency exchange rates, and interest rate swaps to manage our interest rate exposure in order to achieve a desired proportion of fixed and floating rate debt. In addition, we utilize our fuel derivatives program to mitigate a portion of the risk to our future cash flows attributable to potential fuel price increases, which we define as our “economic risk.” Our policy is to not use any financial instruments for trading or other speculative purposes.
All derivatives are recorded at fair value. The changes in fair value are recognized currently in earnings if the derivatives do not qualify as effective hedges, or if we do not seek to qualify for hedge accounting treatment, such as for our fuel derivatives. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income ("AOCI") until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable. If a derivative or a nonderivative financial instrument is designated as a hedge of our net investment in a foreign operation, then changes in the fair value of the financial instrument are recognized as a component of AOCI to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or substantially liquidated. We formally document hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions.
We classify the fair values of all our derivative contracts as either current or long-term, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in our Consolidated Statements of Cash Flows in the same category as the item being hedged. Our cash flows related to fuel derivatives are classified within investing activities.

The estimated fair values of our derivative financial instruments and their location in the Consolidated Balance Sheets were as follows (in millions):

	Balance Sheet Location	May 31, 2015	November 30, 2014
Derivative assets
Derivatives designated as hedging instruments
Net investment hedges (a)	Prepaid expenses and other	$9	$6
	Other assets – long-term	9	6
Interest rate swaps (b)	Prepaid expenses and other	2	1
	Other assets – long-term	—	1
Total derivative assets		$20	$14
Derivative liabilities
Derivatives designated as hedging instruments
Net investment hedges (a)	Accrued liabilities and other	$4	$—
	Other long-term liabilities	4	—
Interest rate swaps (b)	Accrued liabilities and other	12	13
	Other long-term liabilities	28	35
Foreign currency zero cost collars (c)	Accrued liabilities and other	—	1
	Other long-term liabilities	16	—
		64	49
Derivatives not designated as hedging instruments
Fuel (d)	Accrued liabilities and other	106	90
	Other long-term liabilities	199	139
		305	229
Total derivative liabilities		$369	$278

(a)
We had foreign currency forwards totaling $451 million at May 31, 2015 and $403 million at November 30, 2014 that are designated as hedges of our net investments in foreign operations, which have a euro- and sterling-denominated functional currency. At May 31, 2015, these foreign currency forwards settle through July 2017. At May 31, 2015, we also had foreign currency swaps totaling $401 million that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. At May 31, 2015, these foreign currency swaps settle through September 2019.

(b)
We have euro interest rate swaps designated as cash flow hedges whereby we receive floating interest rate payments in exchange for making fixed interest rate payments. These interest rate swap agreements effectively changed $626 million at May 31, 2015 and $750 million at November 30, 2014 of EURIBOR-based floating rate euro debt to fixed rate euro debt. These interest rate swaps settle through March 2025. In addition, at May 31, 2015 and November 30, 2014 we had U.S. dollar interest rate swaps designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making floating interest rate payments. At May 31, 2015 and November 30, 2014, these interest rate swap agreements effectively changed $500 million of fixed rate debt to U.S. dollar LIBOR-based floating rate debt. These interest rate swaps settle through February 2016.

(c)
At May 31, 2015 and November 30, 2014, we had foreign currency derivatives consisting of foreign currency zero cost collars that are designated as foreign currency cash flow hedges for a portion of our euro-denominated shipbuilding payments. See “Newbuild Currency Risks” below for additional information regarding these derivatives.

(d)
At May 31, 2015 and November 30, 2014, we had fuel derivatives consisting of zero cost collars on Brent crude oil (“Brent”) to cover a portion of our estimated fuel consumption through 2018. See “Fuel Price Risks” below for additional information regarding these fuel derivatives.

Our derivative contracts include rights of offset with our counterparties. We have elected to net certain of our derivative assets and liabilities within counterparties. The amounts recognized within assets and liabilities were as follows (in millions):

	May 31, 2015
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$34	$(14)	$20	$(20)	$—
Liabilities	$383	$(14)	$369	$(20)	$349

	November 30, 2014
	Gross Amounts	Gross Amounts Offset in the Balance Sheet	Total Net Amounts Presented in the Balance Sheet	Gross Amounts not Offset in the Balance Sheet	Net Amounts
Assets	$78	$(64)	$14	$(14)	$—
Liabilities	$342	$(64)	$278	$(14)	$264
The effective portions of our derivatives qualifying and designated as hedging instruments recognized in other comprehensive (loss) income were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net investment hedges	$6	$(1)	$46	$—
Foreign currency zero cost collars – cash flow hedges	$(10)	$(3)	$(48)	$(6)
Interest rate swaps – cash flow hedges	$5	$(10)	$3	$(14)
There are no credit risk related contingent features in our derivative agreements, except for bilateral credit provisions within our fuel derivative counterparty agreements. These provisions require interest-bearing, non-restricted cash to be posted or received as collateral to the extent the fuel derivative fair value payable to or receivable from an individual counterparty exceeds $100 million. At May 31, 2015, we had $11 million of collateral posted to one of our fuel derivative counterparties, which was all returned to us in June 2015 as the collateral posting was no longer required. At May 31, 2015, no collateral was required to be received from our fuel derivative counterparties. At November 30, 2014, no collateral was required to be posted to or received from our fuel derivative counterparties.
The amount of estimated cash flow hedges’ unrealized gains and losses that are expected to be reclassified to earnings in the next twelve months is not significant. We have not provided additional disclosures of the impact that derivative instruments and hedging activities have on our consolidated financial statements as of May 31, 2015 and November 30, 2014 and for the three and six months ended May 31, 2015 and 2014 where such impacts were not significant.
Fuel Price Risks
Our exposure to market risk for changes in fuel prices substantially all relates to the consumption of fuel on our ships. We use our fuel derivatives program to mitigate a portion of our economic risk attributable to potential fuel price increases. We designed our fuel derivatives program to maximize operational flexibility by utilizing derivative markets with significant trading liquidity and our program currently consists of zero cost collars on Brent.
All of our derivatives are based on Brent prices whereas the actual fuel used on our ships is marine fuel. Changes in the Brent prices may not show a high degree of correlation with changes in our underlying marine fuel prices. We will not realize any economic gain or loss upon the monthly maturities of our zero cost collars unless the average monthly price of Brent is above the ceiling price or below the floor price. We believe that these derivatives will act as economic hedges; however, hedge accounting is not applied. As part of our fuel derivatives program, we will continue to evaluate various derivative products and strategies.

Our unrealized and realized gains (losses), net on fuel derivatives were as follows (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Unrealized gains (losses) on fuel derivatives, net	$34	$10	$(78)	$(7)
Realized (losses) gains on fuel derivatives	(47)	1	(103)	1
(Losses) gains on fuel derivatives, net	$(13)	$11	$(181)	$(6)

At May 31, 2015, our outstanding fuel derivatives consisted of zero cost collars on Brent to cover a portion of our estimated fuel consumption as follows:

Maturities (a)	Transaction Dates	Barrels (in thousands)	Weighted-Average Floor Prices	Weighted-Average Ceiling Prices	Percent of Estimated Fuel Consumption Covered
Fiscal 2015 (Q3-Q4)
	November 2011	1,080	$80	$114
	February 2012	1,080	$80	$125
	June 2012	618	$74	$110
	April 2013	522	$80	$111
	May 2013	942	$80	$110
	October 2014	960	$79	$110
		5,202			50%
Fiscal 2016
	June 2012	3,564	$75	$108
	February 2013	2,160	$80	$120
	April 2013	3,000	$75	$115
		8,724			46%
Fiscal 2017
	February 2013	3,276	$80	$115
	April 2013	2,028	$75	$110
	January 2014	1,800	$75	$114
	October 2014	1,020	$80	$113
		8,124			43%
Fiscal 2018
	January 2014	2,700	$75	$110
	October 2014	3,000	$80	$114
		5,700			30%

(a)	Fuel derivatives mature evenly over each month within the above fiscal periods.
Foreign Currency Exchange Rate Risks
Overall Strategy
We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating and financing activities, including netting certain exposures to take advantage of any natural offsets and, when considered appropriate, through the use of derivative and nonderivative financial instruments. Our primary focus is to manage the economic foreign currency exchange risks faced by our operations, which are the ultimate foreign currency exchange risks that would be realized by us if we exchanged one currency for another, and not accounting risks. While we will continue to monitor our exposure to these economic risks, we do not currently hedge our foreign currency exchange risks with derivative or nonderivative financial instruments, with the exception of certain of our ship commitments and net investments in foreign operations. The financial impacts of the hedging instruments we do employ generally offset the changes in the underlying exposures being hedged.

Operational Currency Risks
Our European and Australian cruise brands generate significant revenues and incur significant expenses in their euro, sterling or Australian dollar functional currency, which subjects us to "foreign currency translational" risk related to these currencies. Accordingly, exchange rate fluctuations of the euro, sterling and Australian dollar against the U.S. dollar will affect our reported financial results since the reporting currency for our consolidated financial statements is the U.S. dollar. Any strengthening of the U.S. dollar against these foreign currencies has the financial statement effect of decreasing the U.S. dollar values reported for these cruise brands’ revenues and expenses. Any weakening of the U.S. dollar has the opposite effect.

Substantially all of our brands also have non-functional currency risk related to their international sales operations, which has become an increasingly larger part of most of their businesses over time, and principally includes the euro, sterling and Australian, Canadian and U.S. dollars. In addition, all of our brands have non-functional currency expenses for a portion of their operating expenses.  Accordingly, we also have "foreign currency transactional" risks related to changes in the exchange rates for our brands’ revenues and expenses that are in a currency other than their functional currency. However, these brands’ revenues and expenses in non-functional currencies create some degree of natural offset from these currency exchange movements. In addition, we monitor this foreign currency transactional risk in order to measure its impact on our results of operations.
Investment Currency Risks
We consider our investments in foreign operations to be denominated in relatively stable currencies and of a long-term nature. We partially mitigate our net investment currency exposures by denominating a portion of our foreign currency intercompany payables in our foreign operations’ functional currencies, principally sterling. We have designated $1.9 billion as of May 31, 2015 and $2.4 billion as of November 30, 2014 of our foreign currency intercompany payables as nonderivative hedges of our net investments in foreign operations. Accordingly, we have included $449 million at May 31, 2015 and $359 million at November 30, 2014 of cumulative foreign currency transaction nonderivative gains in the cumulative translation adjustment component of AOCI, which offsets a portion of the losses recorded in AOCI upon translating our foreign operations’ net assets into U.S. dollars. During the three and six months ended May 31, 2015 and 2014, we recognized foreign currency nonderivative transaction gains (losses) of $18 million ($1 million in 2014) and $90 million ($(39) million in 2014), respectively, in the cumulative translation adjustment component of AOCI.
Newbuild Currency Risks
Our shipbuilding contracts are typically denominated in euros. Our decisions regarding whether or not to hedge a non-functional currency ship commitment for our cruise brands are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, economic trends, our overall expected net cash flows by currency and other offsetting risks. We use foreign currency derivative contracts and have used nonderivative financial instruments to manage foreign currency exchange rate risk for some of our ship construction payments.
In January 2015, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of a Princess newbuild's and Seabourn Encore's euro-denominated shipyard payments. The Princess newbuild’s collars mature in March 2017 at a weighted-average ceiling of $590 million and a weighted-average floor of $504 million. The Seabourn Encore's collars mature in November 2016 at a weighted-average ceiling of $221 million and a weighted-average floor of $185 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
In February 2015, we settled our foreign currency zero cost collars that were designated as cash flow hedges for the final euro-denominated shipyard payments of P&O Cruises (UK)'s Britannia, which resulted in $33 million being recognized in other comprehensive loss during the three months ended February 28, 2015.
At May 31, 2015, our remaining newbuild currency exchange rate risk relates to euro-denominated newbuild contract payments, which represent a total unhedged commitment of $1.4 billion and substantially relates to a Carnival Cruise Line, Holland America Line and Seabourn newbuilds all scheduled to be delivered in 2018.
The cost of shipbuilding orders that we may place in the future that is denominated in a different currency than our cruise brands’ or the shipyards’ functional currency is expected to be affected by foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations may affect our desire to order new cruise ships.

Interest Rate Risks
We manage our exposure to fluctuations in interest rates through our debt portfolio management and investment strategies. We evaluate our debt portfolio to determine whether to make periodic adjustments to the mix of fixed and floating rate debt through the use of interest rate swaps and the issuance of new debt or the early retirement of existing debt. At May 31, 2015 and November 30, 2014, 52% and 48% of our debt bore fixed and floating interest rates, respectively, including the effect of interest rate swaps. In addition, to the extent that we have excess cash available for investment, we purchase high quality short-term investments with floating interest rates, which offset a portion of the impact of interest rate fluctuations arising from our floating interest rate debt portfolio.
Concentrations of Credit Risk
As part of our ongoing control procedures, we monitor concentrations of credit risk associated with financial and other institutions with which we conduct significant business. Our maximum exposure under foreign currency and fuel derivative contracts and interest rate swap agreements that are in-the-money, which were not material at May 31, 2015, is the replacement cost, net of any collateral received or contractually allowed offset, in the event of nonperformance by the counterparties to the contracts, all of which are currently our lending banks. We seek to minimize these credit risk exposures, including counterparty nonperformance primarily associated with our cash equivalents, investments, committed financing facilities, contingent obligations, derivative instruments, insurance contracts and new ship progress payment guarantees, by normally conducting business with large, well-established financial institutions, insurance companies and export credit agencies, and by diversifying our counterparties. In addition, we have guidelines regarding credit ratings and investment maturities that we follow to help safeguard liquidity and minimize risk. We normally do require collateral and/or guarantees to support notes receivable on significant asset sales, long-term ship charters and new ship progress payments to shipyards. We currently believe the risk of nonperformance by any of these significant counterparties is remote.
We also monitor the creditworthiness of travel agencies and tour operators in Asia, Australia and Europe and credit and debit card providers to which we extend credit in the normal course of our business, which includes charter-hire agreements in Asia prior to sailing. Our credit exposure also includes contingent obligations related to cash payments received directly by travel agents and tour operators for cash collected by them on cruise sales in Australia and most of Europe where we are obligated to honor our guests' cruise payments made by them to their travel agents and tour operators regardless of whether we have received these payments. Concentrations of credit risk associated with these trade receivables, charter-hire agreements and contingent obligations are not considered to be material, principally due to the large number of unrelated accounts within our customer base, the nature of these contingent obligations and their short maturities. We have experienced only minimal credit losses on our trade receivables, charter-hire agreements and contingent obligations. We do not normally require collateral or other security to support normal credit sales.
NOTE 5 – Segment Information
We have three reportable cruise segments that are comprised of our (1) North America cruise brands, (2) EAA cruise brands and (3) Cruise Support. In addition, we have a Tour and Other segment. Our segments are reported on the same basis as the internally reported information that is provided to our chief operating decision maker (“CODM”), who is the President and Chief Executive Officer of Carnival Corporation and Carnival plc. Decisions to allocate resources and assess performance for Carnival Corporation & plc are made by the CODM upon review of the segment results across all of our cruise brands and other segments.
Our North America cruise segment includes Carnival Cruise Line, Holland America Line, Princess and Seabourn. Our EAA cruise segment includes AIDA, Costa Cruises, Cunard, P&O Cruises (Australia), P&O Cruises (UK) and prior to November 2014, the former Ibero. These individual cruise brand operating segments have been aggregated into two reportable segments based on the similarity of their economic and other characteristics, including types of customers, regulatory environment, maintenance requirements, supporting systems and processes and products and services they provide. Our Cruise Support segment represents certain of our port and related facilities and other services that are provided for the benefit of our cruise brands.
Our Tour and Other segment represents the hotel and transportation operations of Holland America Princess Alaska Tours. In 2014, our Tour and Other segment also included one ship that we chartered to an unaffiliated entity. In November 2014, we entered into a bareboat charter/sale agreement under which Grand Holiday was chartered to an unrelated entity in January 2015 through March 2025. Additionally, in December 2014, we entered into a bareboat charter/sale agreement under which Costa Celebration was chartered to an unrelated entity in December 2014 through August 2021, as amended. Under these agreements, ownership of Grand Holiday and Costa Celebration will be transferred to the buyer at the end of their lease term. Neither of these transactions met the criteria to qualify as a sales-type lease and, accordingly, they are being accounted for as operating leases whereby we recognize the charter revenue over the term of the agreements. Subsequent to entering into these agreements, our Tour and Other segment includes these three ships.
Selected information for our segments was as follows (in millions):

	Three Months Ended May 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2015
North America Cruise Brands (a)	$2,266	$1,534	$271	$251	$210
EAA Cruise Brands	1,279	849	171	138	121
Cruise Support	27	7	47	6	(33)
Tour and Other (a)	35	31	2	11	(9)
Intersegment elimination (a)	(17)	(17)	—	—	—
	$3,590	$2,404	$491	$406	$289
2014
North America Cruise Brands (a)	$2,166	$1,581	$280	$240	$65
EAA Cruise Brands	1,438	973	178	157	130
Cruise Support	12	(1)	44	5	(36)
Tour and Other (a)	30	32	2	8	(12)
Intersegment elimination (a)	(13)	(13)	—	—	—
	$3,633	$2,572	$504	$410	$147

	Six Months Ended May 31,
	Revenues	Operating costs and expenses	Selling and administrative	Depreciation and amortization	Operating income (loss)
2015
North America Cruise Brands (a)	$4,459	$2,911	$558	$497	$493
EAA Cruise Brands	2,582	1,792	349	276	165
Cruise Support	52	6	108	12	(74)
Tour and Other (a)	44	47	5	22	(30)
Intersegment elimination (a)	(17)	(17)	—	—	—
	$7,120	$4,739	$1,020	$807	$554
2014
North America Cruise Brands (a)	$4,286	$3,119	$577	$475	$115
EAA Cruise Brands	2,870	2,012	365	309	184
Cruise Support	37	—	79	14	(56)
Tour and Other (a)	38	46	4	17	(29)
Intersegment elimination (a)	(13)	(13)	—	—	—
	$7,218	$5,164	$1,025	$815	$214

(a)
A portion of the North America cruise brands' segment revenues includes revenues for the tour portion of a cruise when a land tour package is sold along with a cruise by Holland America Line and Princess. These intersegment tour revenues, which are included in our Tour and Other segment, are eliminated directly against the North America cruise brands' segment revenues and operating expenses in the line "Intersegment elimination."

NOTE 6 – Earnings Per Share
Our basic and diluted earnings per share were computed as follows (in millions, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net income for basic and diluted earnings per share	$222	$98	$271	$78
Weighted-average common and ordinary shares outstanding	778	776	777	776
Dilutive effect of equity plans	2	2	3	2
Diluted weighted-average shares outstanding	780	778	780	778
Basic and diluted earnings per share	$0.29	$0.13	$0.35	$0.10
Anti-dilutive equity awards excluded from diluted earnings per share computations	—	3	—	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Note Concerning Factors That May Affect Future Results
Some of the statements, estimates or projections contained in this joint Quarterly Report on Form 10-Q are “forward-looking statements” that involve risks, uncertainties and assumptions with respect to us, including some statements concerning future results, outlooks, plans, goals and other events which have not yet occurred. These statements are intended to qualify for the safe harbors from liability provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking. These statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and the beliefs and assumptions of our management. We have tried, whenever possible, to identify these statements by using words like “will,” “may,” “could,” “should,” “would,” “believe,” “depends,” “expect,” “goal,” “anticipate,” “forecast,” “project,” “future,” “intend,” “plan,” “estimate,” “target,” “indicate” and similar expressions of future intent or the negative of such terms.
Forward-looking statements include those statements that may impact, among other things, the forecasting of our non-GAAP earnings per share; net revenue yields; booking levels; pricing; occupancy; operating, financing and tax costs, including fuel expenses; net cruise costs per available lower berth day; estimates of ship depreciable lives and residual values; liquidity; goodwill, ship and trademark fair values and outlook. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied in this joint Quarterly Report on Form 10-Q. This note contains important cautionary statements of the known factors that we consider could materially affect the accuracy of our forward-looking statements and adversely affect our business, results of operations and financial position. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown. These factors include, but are not limited to, the following:

•	general economic and business conditions;

•	increases in fuel prices;

•
incidents, the spread of contagious diseases and threats thereof, adverse weather conditions or other natural disasters and other incidents affecting the health, safety, security and satisfaction of guests and crew;

•	the international political climate, armed conflicts, terrorist and pirate attacks, vessel seizures, and threats thereof, and other world events affecting the safety and security of travel;

•	negative publicity concerning the cruise industry in general or us in particular, including any adverse environmental impacts of cruising;

•	geographic regions in which we try to expand our business may be slow to develop and ultimately not develop how we expect;

•	economic, market and political factors that are beyond our control, which could increase our operating, financing and other costs;

•
changes in and compliance with laws and regulations relating to the protection of persons with disabilities, employment, environment, health, safety, security, tax and other regulations under which we operate;

•	our inability to implement our shipbuilding programs and ship repairs, maintenance and refurbishments on terms that are favorable or consistent with our expectations;

•	increases to our repairs and maintenance expenses and refurbishment costs as our fleet ages;

•	lack of continuing availability of attractive, convenient and safe port destinations on terms that are favorable or consistent with our expectations;

•
continuing financial viability of our travel agent distribution system, air service providers and other key vendors in our supply chain and reductions in the availability of, and increases in the prices for, the services and products provided by these vendors;

•	disruptions and other damages to our information technology and other networks and operations, and breaches in data security;

•	failure to keep pace with developments in technology;

•	competition from and overcapacity in the cruise ship and land-based vacation industry;

•	loss of key personnel or our ability to recruit or retain qualified personnel;

•	union disputes and other employee relationship issues;

•	disruptions in the global financial markets or other events that may negatively affect the ability of our counterparties and others to perform their obligations to us;

•	the continued strength of our cruise brands and our ability to implement our strategies;

•	additional risks to our international operations not generally applicable to our U.S. operations;

•	our decisions to self-insure against various risks or our inability to obtain insurance for certain risks at reasonable rates;

•	litigation, enforcement actions, fines or penalties;

•	fluctuations in foreign currency exchange rates;

•
whether our future operating cash flow will be sufficient to fund future obligations and whether we will be able to obtain financing, if necessary, in sufficient amounts and on terms that are favorable or consistent with our expectations;

•	risks associated with our dual listed company arrangement;

•	uncertainties of a foreign legal system as Carnival Corporation and Carnival plc are not U.S. corporations and

•	the ability of a small group of shareholders to effectively control the outcome of shareholder voting.

Forward-looking statements should not be relied upon as a prediction of actual results. Subject to any continuing obligations under applicable law or any relevant stock exchange rules, we expressly disclaim any obligation to disseminate, after the date of this joint Quarterly Report on Form 10-Q, any updates or revisions to any such forward-looking statements to reflect any change in expectations or events, conditions or circumstances on which any such statements are based.

Outlook

On June 23, 2015, we said that we expected our non-GAAP diluted earnings per share for the 2015 third quarter to be in the range of $1.56 to $1.60 and 2015 full year to be in the range of $2.35 to $2.50 (see “Key Performance Non-GAAP Financial Indicators”). Our guidance was based on the following assumptions:

	Third Quarter 2015	Full Year 2015
Fuel cost per metric ton consumed	$492	$444
Currencies
U.S. dollar to €1	$1.13	$1.13
U.S. dollar to £1	$1.54	$1.53
U.S. dollar to Australian dollar	$0.77	$0.78
U.S. dollar to Canadian dollar	$0.80	$0.81

The fuel and currency assumptions used in our guidance change daily and, accordingly, our forecasts change daily based on the changes in these assumptions.

The above forward-looking statements involve risks, uncertainties and assumptions with respect to us. There are many factors that could cause our actual results to differ materially from those expressed above including, but not limited to, general economic and business conditions, increases in fuel prices, incidents, spread of contagious diseases, adverse weather conditions, geopolitical events, negative publicity and other factors that could adversely impact our revenues, costs and expenses. You should read the above forward-looking statements together with the discussion of these and other risks under “Cautionary Note Concerning Factors That May Affect Future Results.”

Critical Accounting Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2014 Form 10-K.

Seasonality

Our revenues from the sale of passenger tickets are seasonal. Historically, demand for cruises has been greatest during our third quarter, which includes the Northern Hemisphere summer months. This higher demand during the third quarter results in higher ticket prices and occupancy levels and, accordingly, the largest share of our operating income is earned during this period. The seasonality of our results also increases due to ships being taken out-of-service for maintenance, which we schedule during non-peak demand periods. In addition, substantially all of Holland America Princess Alaska Tours’ revenue and net income is generated from May through September in conjunction with the Alaska cruise season.

Statistical Information

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Available lower berth days ("ALBDs") (in thousands) (a) (b)	19,307	18,872	37,891	37,158
Occupancy percentage (c)	102.8%	102.2%	102.9%	102.6%
Passengers carried (in thousands)	2,608	2,551	5,071	4,960
Fuel consumption in metric tons (in thousands)	810	802	1,593	1,603
Fuel consumption in metric tons per ALBD	0.042	0.043	0.042	0.043
Fuel cost per metric ton consumed	$411	$657	$408	$655
Currencies
U.S. dollar to €1	$1.10	$1.38	$1.13	$1.37
U.S. dollar to £1	$1.52	$1.67	$1.53	$1.66
U.S. dollar to Australian dollar	$0.78	$0.92	$0.79	$0.91
U.S. dollar to Canadian dollar	$0.81	$0.91	$0.81	$0.91

(a)
ALBD is a standard measure of passenger capacity for the period that we use to approximate rate and capacity variances, based on consistently applied formulas that we use to perform analyses to determine the main non-capacity driven factors that cause our cruise revenues and expenses to vary. ALBDs assume that each cabin we offer for sale accommodates two passengers and is computed by multiplying passenger capacity by revenue-producing ship operating days in the period.

(b)
For the three months ended May 31, 2015 compared to the three months ended May 31, 2014, we had a 2.3% capacity increase in ALBDs comprised of a 6.2 % capacity increase in our EAA brands, while our North America brands’ capacity was flat.

Our EAA brands’ capacity increase was caused by:

•	full quarter impact from one Costa 3,692-passenger capacity ship delivered in 2014 and

•	full quarter impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015.
These increases were partially offset by the full quarter impact from the bareboat charter/sale of a Costa ship and a former Ibero ship.
Our North America brands’ capacity was caused by the full quarter impact from one Princess 3,560-passenger capacity ship delivered in 2014, which was offset by more ship dry-dock days in 2015 compared to 2014.
For the six months ended May 31, 2015 compared to the six months ended May 31, 2014, we had a 2.0% capacity increase in ALBDs comprised of a 3.0% capacity increase in our EAA brands and a 1.3% capacity increase in our North America brands.
Our EAA brands’ capacity increase was caused by:

•	full period impact from one Costa 3,692-passenger capacity ship delivered in 2014 and

•	partial period impact from one P&O Cruises (UK) 3,647-passenger capacity ship delivered in 2015.
These increases were partially offset by:

•	full period impact from the bareboat charter/sale of a Costa ship and a former Ibero ship and

•	more ship dry-dock days in 2015 compared to 2014.
Our North America brands’ capacity increase was caused by the full period impact from one Princess 3,560-passenger capacity ship delivered in 2014, which was partially offset by more ship dry-dock days in 2015 compared to 2014.

(c)
In accordance with cruise industry practice, occupancy is calculated using a denominator of ALBDs, which assumes two passengers per cabin even though some cabins can accommodate three or more passengers. Percentages in excess of 100% indicate that on average more than two passengers occupied some cabins.

Three Months Ended May 31, 2015 (“2015”) Compared to Three Months Ended May 31, 2014 (“2014”)

Revision of Prior Period Financial Statements

Management's discussion and analysis of the results of operations is based on the revised Consolidated Statement of Income for the three months ended May 31, 2014 (see "Note 1- General - Revision of Prior Period Financial Statements" in the consolidated financial statements for additional discussion).

Revenues

Consolidated

Cruise passenger ticket revenues made up 73% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $70 million, or 2.6%, to $2.6 billion in 2015 from $2.7 billion in 2014.

This decrease was caused by:

•	$207 million - foreign currency translational impact from a stronger U.S. dollar against the euro, sterling and the Australian dollar (“currency impact”) and

•	$13 million - decrease in air transportation revenues from guests who purchased their tickets from us.

These decreases were partially offset by:

•
$71 million - increase in cruise ticket pricing, driven primarily by improvements in Caribbean, Mediterranean and North European itineraries, partially offset by unfavorable foreign currency transactional impacts;

•	$62 million - 2.3% capacity increase in ALBDs and

•	$15 million - slight percentage point increase in occupancy.

The remaining 27% of 2015 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $22 million, or 2.4%, to $927 million in 2015 from $905 million in 2014.

This increase was caused by:

•	$49 million - higher onboard spending by our guests and

•	$21 million - 2.3% capacity increase in ALBDs.
These increases were partially offset by the currency impact, which accounted for $48 million.
Onboard and other revenues included concession revenues that decreased by $5 million, or 1.9%, to $253 million in 2015 from $258 million in 2014. This decrease was caused by the currency impact.

North America Brands

Cruise passenger ticket revenues made up 71% of our 2015 total revenues. Cruise passenger ticket revenues increased by $61 million, or 4.0%, to $1.6 billion in 2015 from $1.5 billion in 2014. This increase was caused by our 3.2 percentage point increase in occupancy, which accounted for $48 million, and an increase in cruise ticket pricing, which accounted for $22 million. The increase in cruise ticket pricing was driven primarily by improvements in Caribbean itineraries, partially offset by unfavorable foreign currency transactional impacts.

The remaining 29% of 2015 total revenues were comprised of onboard and other cruise revenues, which increased by $35 million, or 5.6%, to $656 million in 2015 from $621 million in 2014.

This increase was caused by:

•	$33 million - higher onboard spending by our guests and

•	$20 million - 3.2 percentage point increase in occupancy.

These increases were partially offset by lower third-party revenues, which accounted for $17 million.
Onboard and other revenues included concession revenues that increased by $6 million, or 3.5%, to $177 million in 2015 from $171 million in 2014.

EAA Brands

Cruise passenger ticket revenues made up 81% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $128 million, or 11%, to $1.0 billion in 2015 from $1.2 billion in 2014.

This decrease was caused by:

•	$207 million - currency impact and

•	$40 million - 3.5 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$72 million - 6.2% capacity increase in ALBDs and

•	$51 million - increase in cruise ticket pricing, driven primarily by improvements in Mediterranean and North European itineraries.

The remaining 19% of 2015 total revenues were comprised of onboard and other cruise revenues, which decreased by $31 million, or 12%, to $238 million in 2015 from $269 million in 2014.

This decrease was caused by:

•	$48 million - currency impact and

•	$9 million - 3.5 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$17 million - 6.2% capacity increase in ALBDs and

•	$11 million - higher onboard spending by our guests.

Onboard and other revenues included concession revenues that decreased by $12 million, or 14%, to $76 million in 2015 from $88 million in 2014. This decrease was caused by the currency impact.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $168 million, or 6.5%, to $2.4 billion in 2015 from $2.6 billion in 2014.

This decrease was caused by:

•	$199 million - lower fuel prices;

•	$149 million - currency impact and

•	$22 million - nonrecurrence of an impairment charge incurred in 2014 related to Grand Celebration.

These decreases were partially offset by:

•	$91 million - higher dry-dock expenses and other ship repair and maintenance expenses;

•	$59 million - 2.3% capacity increase in ALBDs;

•	$37 million - nonrecurrence of a gain from the sale of Costa Voyager recognized in 2014 and

•	$15 million - various other operating expenses, net.

Selling and administrative expenses decreased by $13 million, or 2.6%, to $491 million in 2015 from $504 million in 2014.

Depreciation and amortization expenses decreased slightly by $4 million, to $406 million in 2015 from $410 million in 2014.

Our total costs and expenses as a percentage of revenues decreased to 92% in 2015 from 96% in 2014.

North America Brands

Operating costs and expenses decreased by $51 million, or 3.3%, to $1.5 billion in 2015 from $1.6 billion in 2014.

This decrease was caused by:

•	$127 million - lower fuel prices and

•	$25 million - various other operating expenses, net.

These decreases were partially offset by:

•	$85 million - higher dry-dock expenses and other ship repair and maintenance expenses and

•	$16 million - 3.2 percentage point increase in occupancy.

Our total costs and expenses as a percentage of revenues decreased to 91% in 2015 from 97% in 2014.

EAA Brands

Operating costs and expenses decreased by $124 million, or 13%, to $849 million in 2015 from $1.0 billion in 2014.

This decrease was caused by:

•	$149 million - currency impact;

•	$72 million - lower fuel prices;

•	$22 million - nonrecurrence of an impairment charge incurred in 2014 related to Grand Celebration and

•	$13 million - 3.5 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$60 million - 6.2% capacity increase in ALBDs;

•	$37 million - nonrecurrence of a gain from the sale of Costa Voyager recognized in 2014 and

•	$35 million - various other operating expenses, net.

Depreciation and amortization expenses decreased by $19 million, or 12%, to $138 million in 2015 from $157 million in 2014.

Our total costs and expenses as a percentage of revenues remained at 91% in both 2015 and 2014.

Operating Income

Our consolidated operating income increased by $142 million, or 97%, to $289 million in 2015 from $147 million in 2014. Our North America brands’ operating income increased by $145 million, or 223%, to $210 million in 2015 from $65 million in 2014, and our EAA brands’ operating income decreased by $9 million, or 6.9%, to $121 million in 2015 from $130 million in 2014. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased by $15 million, or 21%, to $57 million in 2015 from $72 million in 2014.

(Losses) gains on fuel derivatives, net were comprised of the following:

	Three Months Ended May 31,
	2015	2014
Unrealized gains on fuel derivatives, net	$34	$10
Realized (losses) gains on fuel derivatives	(47)	1
(Losses) gains on fuel derivatives, net	$(13)	$11

Key Performance Non-GAAP Financial Indicators

We use net cruise revenues per ALBD (“net revenue yields”), net cruise costs per ALBD and net cruise costs excluding fuel per ALBD as significant non-GAAP financial measures of our cruise segments’ financial performance. These measures enable us to separate the impact of predictable capacity changes from the more unpredictable rate changes that affect our business; gains and losses on ship sales and ship impairments, net; and restructuring expenses that are not part of our core operating business. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements.
Net revenue yields are commonly used in the cruise industry to measure a company’s cruise segment revenue performance and for revenue management purposes. We use “net cruise revenues” rather than “gross cruise revenues” to calculate net revenue yields. We believe that net cruise revenues is a more meaningful measure in determining revenue yield than gross cruise revenues because it reflects the cruise revenues earned net of our most significant variable costs, which are travel agent commissions, cost of air and other transportation, certain other costs that are directly associated with onboard and other revenues and credit and debit card fees. Substantially all of our remaining cruise costs are largely fixed, except for the impact of changing prices and food expenses, once our ship capacity levels have been determined.
Net passenger ticket revenues reflect gross passenger ticket revenues, net of commissions, transportation and other costs. Net onboard and other revenues reflect gross onboard and other revenues, net of onboard and other cruise costs. Net passenger ticket revenue yields and net onboard and other revenue yields are computed by dividing net passenger ticket revenues and net onboard and other revenues by ALBDs.
Net cruise costs per ALBD and net cruise costs excluding fuel per ALBD are the most significant measures we use to monitor our ability to control our cruise segments’ costs rather than gross cruise costs per ALBD. We exclude the same variable costs that are included in the calculation of net cruise revenues to calculate net cruise costs with and without fuel to avoid duplicating these variable costs in our non-GAAP financial measures. In addition, we exclude gains and losses on ship sales and ship impairments, net and restructuring expenses from our calculation of net cruise costs with and without fuel as they are not considered part of our core operating business and, therefore, are not an indication of our future earnings performance. As such, we also believe it is more meaningful for gains and losses on ship sales and ship impairments, net and restructuring expenses to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these items.
As a result of our revision of 2014 cruise ship operating expenses, our previously reported results changed as follows (in millions, except per ALBD data):

	Three Months Ended May 31, 2014		Six Months Ended May 31, 2014
	As Previously Reported	As Revised	As Previously Reported	As Revised
Gross cruise costs per ALBD	$160.80	$161.18	$164.89	$165.20
Net cruise costs per ALBD	$127.95	$128.33	$128.45	$128.77
Net cruise costs excluding fuel per ALBD	$100.00	$100.38	$100.18	$100.50
U.S. GAAP net income	$106	$98	$91	$78
Non-GAAP net income	$80	$73	$83	$70
In addition, because our EAA cruise brands utilize the euro, sterling and Australian dollar as their functional currency to measure their results and financial condition, the translation of those operations to our U.S. dollar reporting currency results in decreases in reported U.S. dollar revenues and expenses if the U.S. dollar strengthens against these foreign currencies and increases in reported U.S. dollar revenues and expenses if the U.S. dollar weakens against these foreign currencies. Accordingly, we also monitor and report these non-GAAP financial measures assuming the 2015 periods' currency exchange rates have remained constant with the 2014 periods' rates, or on a “constant dollar basis,” in order to remove the impact of changes in exchange rates on the translation of our EAA brands. We believe that this is a useful measure since it facilitates a comparative view of the changes in our business in a fluctuating currency exchange rate environment.
Although our constant dollar basis measure removes the foreign currency translational impact as discussed above, it does not remove the foreign currency transactional impact from changes in exchange rates on our brands' revenues and expenses that are denominated in a currency other than their functional currency. Historically, the foreign currency transactional impact had not been significant when measuring the periodic changes in our results of operations. However, given the continuing expansion of our global business and the heightened volatility in foreign currency exchange rates, we believe the foreign currency transactional impact is more significant in measuring our 2015 results compared to 2014, than in previous years. Together, the foreign currency translational and transactional impacts discussed above are referred to as on the “constant currency basis.” See “Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of the 2015 impact of currency exchange rate changes.
Under U.S. GAAP, the realized and unrealized gains and losses on fuel derivatives not qualifying as fuel hedges are recognized currently in earnings. We believe that unrealized gains and losses on fuel derivatives are not an indication of our earnings performance since they relate to future periods and may not ultimately be realized in our future earnings. Therefore, we believe it is more meaningful for the unrealized gains and losses on fuel derivatives to be excluded from our net income and earnings per share and, accordingly, we present non-GAAP net income and non-GAAP earnings per share excluding these unrealized gains and losses.
We have not included in our earnings guidance the impact of unrealized gains and losses on fuel derivatives because these unrealized amounts involve a significant amount of uncertainty, and we do not believe they are an indication of our future earnings performance. Accordingly, our earnings guidance is presented on a non-GAAP basis only. As a result, we did not present a reconciliation between forecasted non-GAAP diluted earnings per share guidance and forecasted U.S. GAAP diluted earnings per share guidance, since we do not believe that the reconciliation information would be meaningful. However, we do forecast realized gains and losses on fuel derivatives by applying current Brent prices to the derivatives that settle in the forecast period.
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The presentation of our non-GAAP financial information is not intended to be considered in isolation from, as substitute for, or superior to the financial information prepared in accordance with U.S. GAAP. There are no specific rules for determining our non-GAAP current and constant dollar financial measures and, accordingly, they are susceptible to varying calculations, and it is possible that they may not be exactly comparable to the like-kind information presented by other companies, which is a potential risk associated with using these measures to compare us to other companies.
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Three Months Ended May 31,
	2015	2015 Constant Dollar	2014

Passenger ticket revenues	$2,628	$2,835	$2,698
Onboard and other revenues	927	976	905
Gross cruise revenues	3,555	3,811	3,603
Less cruise costs
Commissions, transportation and other	(481)	(530)	(520)
Onboard and other	(114)	(121)	(115)
	(595)	(651)	(635)
Net passenger ticket revenues	2,147	2,305	2,178
Net onboard and other revenues	813	855	790
Net cruise revenues	$2,960	$3,160	$2,968
ALBDs	19,306,832	19,306,832	18,872,035
Gross revenue yields	$184.15	$197.38	$190.92
% (decrease) increase vs. 2014	(3.5)%	3.4%
Net revenue yields	$153.29	$163.66	$157.27
% (decrease) increase vs. 2014	(2.5)%	4.1%
Net passenger ticket revenue yields	$111.20	$119.41	$115.40
% (decrease) increase vs. 2014	(3.6)%	3.5%
Net onboard and other revenue yields	$42.09	$44.25	$41.87
% increase vs. 2014	0.5%	5.7%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Three Months Ended May 31,
	2015	2015 Constant Dollar	2014

Cruise operating expenses	$2,373	$2,523	$2,540
Cruise selling and administrative expenses	489	524	502
Gross cruise costs	2,862	3,047	3,042
Less cruise costs included above
Commissions, transportation and other	(481)	(530)	(520)
Onboard and other	(114)	(121)	(115)
Gains on ship sales and ship impairment, net	2	2	15
Restructuring expenses	(7)	(8)	—
Net cruise costs	2,262	2,390	2,422
Less fuel	(333)	(333)	(527)
Net cruise costs excluding fuel	$1,929	$2,057	$1,895
ALBDs	19,306,832	19,306,832	18,872,035
Gross cruise costs per ALBD	$148.22	$157.78	$161.18
% decrease vs. 2014	(8.0)%	(2.1)%
Net cruise costs per ALBD	$117.11	$123.73	$128.33
% decrease vs. 2014	(8.7)%	(3.6)%
Net cruise costs excluding fuel per ALBD	$99.88	$106.50	$100.38
% (decrease) increase vs. 2014	(0.5)%	6.1%

Non-GAAP diluted earnings per share was computed as follows (in millions, except per share data):

	Three Months Ended
	May 31,
	2015	2014
Net income - diluted
U.S. GAAP net income	$222	$98
(Gains) on ship sales and ship impairment, net	(2)	(15)	(a)
Restructuring expenses	7	—
Unrealized gains on fuel derivatives, net	(34)	(10)
Non-GAAP net income	$193	$73
Weighted-average shares outstanding - diluted	780	778

Earnings per share - diluted
U.S. GAAP earnings per share	$0.29	$0.13
(Gains) on ship sales and ship impairment, net	—	(0.02)	(a)
Restructuring expenses	0.01	—
Unrealized gains on fuel derivatives, net	(0.05)	(0.02)
Non-GAAP earnings per share	$0.25	$0.09

(a)	Represents a $37 million gain from the sale of Costa Voyager, partially offset by an impairment charge of $22 million related to Grand Celebration.

Net cruise revenues decreased slightly by $8 million and remained at $3.0 billion in 2015 and 2014. The slight decrease was caused by the currency impact, which accounted for $200 million.
This decrease in net cruise revenues was partially offset by:

•	$123 million - 4.1% increase in constant dollar net revenue yields and

•	$68 million - 2.3% capacity increase in ALBDs.
The 4.1% increase in net revenue yields on a constant dollar basis was due to a 3.5% increase in net passenger ticket revenue yields and a 5.7% increase in net onboard and other revenue yields.
The 3.5% increase in net passenger ticket revenue yields was caused by a 5.0% increase from our North America brands and a 1.2% increase from our EAA brands. The increase in net passenger ticket revenue yields was driven primarily by improvements in Caribbean, Mediterranean and North European itineraries, partially offset by unfavorable foreign currency transactional impacts.
The 5.7% increase in net onboard and other revenue yields was substantially all due to our North America brands.
Gross cruise revenues decreased by $48 million, or 1.3%, and remained at $3.6 billion in 2015 and 2014 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased by $34 million, or 1.8%, and remained at $1.9 billion in both 2015 and 2014.
This increase was caused by:

•	$118 million - 6.1% increase in constant dollar net cruise costs excluding fuel per ALBD and

•	$44 million - 2.3% capacity increase in ALBDs.
These increases in net cruise costs excluding fuel were partially offset by the currency impact, which accounted for $128 million.
The 6.1% increase in constant dollar net cruise costs excluding fuel per ALBD was caused by:

•	$91 million - higher dry-dock expenses and other ship repair and maintenance expenses and

•	$27 million - various other expenses, net.
Fuel costs decreased by $194 million, or 37%, to $333 million in 2015 from $527 million in 2014. This was substantially due to lower fuel prices, which accounted for $199 million, partially offset by our 2.3% capacity increase in ALBDs, which accounted for $12 million.
Gross cruise costs decreased by $180 million, or 5.9%, to $2.9 billion in 2015 from $3.0 billion in 2014 for principally the same reasons as discussed above.

Six Months Ended May 31, 2015 (“2015”) Compared to Six Months Ended May 31, 2014 (“2014”)

Revision of Prior Period Financial Statements

Management's discussion and analysis of the results of operations is based on the revised Consolidated Statement of Income for the six months ended May 31, 2014 (see "Note 1- General - Revision of Prior Period Financial Statements" in the consolidated financial statements for additional discussion).

Revenues

Consolidated

Cruise passenger ticket revenues made up 74% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $165 million, or 3.0%, to $5.3 billion in 2015 from $5.4 billion in 2014. This decrease was caused by the currency impact, which accounted for $349 million.

This decrease was partially offset by:

•	$107 million - 2.0% capacity increase in ALBDs;

•
$55 million - increase in cruise ticket pricing, driven primarily by improvements in Caribbean, Mediterranean and North European itineraries, partially offset by unfavorable foreign currency transactional impacts and

•	$19 million - slight percentage point increase in occupancy.

The remaining 26% of 2015 total revenues were substantially all comprised of onboard and other cruise revenues, which increased by $61 million, or 3.5%, and remained at $1.8 billion in both 2015 and 2014.

This increase was caused by:

•	$105 million - higher onboard spending by our guests and

•	$35 million - 2.0% capacity increase in ALBDs.
These increases were partially offset by the currency impact, which accounted for $81 million.
Onboard and other revenues included concession revenues that decreased by $10 million, or 2.0%, to $489 million in 2015 from $499 million in 2014. This decrease was caused by the currency impact.

North America Brands

Cruise passenger ticket revenues made up 71% of our 2015 total revenues. Cruise passenger ticket revenues increased by $83 million, or 2.7%, to $3.2 billion in 2015 and $3.1 billion in 2014.

This increase was caused by:

•	$44 million - 1.5 percentage point increase in occupancy;

•	$41 million - 1.3% capacity increase in ALBDs and

•	$8 million - increase in cruise ticket pricing, driven primarily by improvements in Caribbean itineraries, partially offset by unfavorable foreign currency transactional impacts.

The remaining 29% of 2015 total revenues were comprised of onboard and other cruise revenues, which increased by $86 million, or 7.3%, to $1.3 billion in 2015 from $1.2 billion in 2014.

This increase was caused by:

•	$70 million - higher onboard spending by our guests;

•	$17 million - 1.5 percentage point increase in occupancy and

•	$16 million - 1.3% capacity increase in ALBDs.

These increases were partially offset by lower third-party revenues, which accounted for $16 million.

Onboard and other revenues included concession revenues that increased by $10 million, or 3.0%, to $339 million in 2015 from $329 million in 2014.

EAA Brands

Cruise passenger ticket revenues made up 81% of our 2015 total revenues. Cruise passenger ticket revenues decreased by $244 million, or 10%, to $2.1 billion in 2015 from $2.3 billion in 2014.

This decrease was caused by:

•	$349 million - currency impact and

•	$33 million - 1.4 percentage point decrease in occupancy.

These decreases were partially offset by:

•	$71 million - 3.0% capacity increase in ALBDs and

•	$51 million - increase in cruise ticket pricing, driven primarily by improvements in Mediterranean and North European itineraries.
The remaining 19% of 2015 total revenues were comprised of onboard and other cruise revenues, which decreased by $45 million, or 8.6%, to $480 million in 2015 from $525 million in 2014. This decrease was caused by the currency impact, which accounted for $81 million.
This decrease was partially offset by:

•	$29 million - higher onboard spending by our guests and

•	$16 million - 3.0% capacity increase in ALBDs.

Onboard and other revenues included concession revenues that decreased by $20 million, or 12%, to $150 million in 2015 from $170 million in 2014. This decrease was caused by the currency impact.

Costs and Expenses

Consolidated

Operating costs and expenses decreased by $425 million, or 8.2%, to $4.7 billion in 2015 from $5.2 billion in 2014.

This decrease was caused by:

•	$394 million - lower fuel prices;

•	$259 million - currency impact;

•	$27 million - lower fuel consumption per ALBD;

•	$22 million - nonrecurrence of an impairment charge incurred in 2014 related to Grand Celebration and

•	$20 million - gain on a litigation settlement.

These decreases were partially offset by:

•	$101 million - 2.0% capacity increase in ALBDs;

•	$101 million - higher dry-dock expenses;

•	$37 million - nonrecurrence of a gain from the sale of Costa Voyager recognized in 2014 and

•	$58 million - various other operating expenses, net.

Selling and administrative expenses decreased slightly by $5 million, and remained at $1.0 billion in both 2015 and 2014.

Depreciation and amortization expenses decreased slightly by $8 million to $807 million in 2015 from $815 million in 2014.

Our total costs and expenses as a percentage of revenues decreased to 92% in 2015 from 97% in 2014.

North America Brands

Operating costs and expenses decreased by $212 million, or 6.8%, to $2.9 billion in 2015 from $3.1 billion in 2014.

This decrease was caused by:

•	$257 million - lower fuel prices;

•	$19 million - gain on a litigation settlement;

•	$18 million - lower fuel consumption per ALBD and

•	$36 million - various other operating expenses, net.

These decreases were partially offset by:

•	$62 million - higher dry-dock expenses;

•	$41 million - 1.3% capacity increase in ALBDs and

•	$15 million - 1.5 percentage point increase in occupancy.

Our total costs and expenses as a percentage of revenues decreased to 89% in 2015 from 97% in 2014.

EAA Brands

Operating costs and expenses decreased by $220 million, or 11%, to $1.8 billion in 2015 from $2.0 billion in 2014.

This decrease was caused by:

•	$259 million - currency impact;

•	$136 million - lower fuel prices and

•	$22 million - nonrecurrence of an impairment charge incurred in 2014 related to Grand Celebration.

These decreases were partially offset by:

•	$61 million - 3.0% capacity increase in ALBDs;

•	$39 million - higher dry-dock expenses;

•	$37 million - nonrecurrence of a gain from the sale of Costa Voyager recognized in 2014;

•	$31 million - increases in commissions, transportation and other related expenses and

•	$29 million - various other operating expenses, net.

Depreciation and amortization expenses decreased by $33 million, or 11%, to $276 million in 2015 from $309 million in 2014. This decrease was caused by the currency impact, which accounted for $46 million, partially offset by a 3% capacity increase in ALBDs, which accounted for $9 million.

Our total costs and expenses as a percentage of revenues remained at 94% in both 2015 and 2014.

Operating Income

Our consolidated operating income increased by $340 million, or 159%, to $554 million in 2015 from $214 million in 2014. Our North America brands’ operating income increased by $378 million, or 329%, to $493 million in 2015 from $115 million in 2014, and our EAA brands’ operating income decreased by $19 million, or 10%, to $165 million in 2015 from $184 million in 2014. These changes were primarily due to the reasons discussed above.

Nonoperating Expense

Net interest expense decreased by $29 million, or 20%, to $114 million in 2015 from $143 million in 2014.

Losses on fuel derivatives, net were comprised of the following:

	Six Months Ended May 31,
	2015	2014
Unrealized (losses) on fuel derivatives, net	$(78)	$(7)
Realized (losses) gains on fuel derivatives	(103)	1
Losses on fuel derivatives, net	$(181)	$(6)

Key Performance Non-GAAP Financial Indicators
Consolidated gross and net revenue yields were computed by dividing the gross and net cruise revenues by ALBDs as follows (dollars in millions, except yields):

	Six Months Ended May 31,
	2015	2015 Constant Dollar	2014

Passenger ticket revenues	$5,260	$5,609	$5,425
Onboard and other revenues	1,816	1,897	1,755
Gross cruise revenues	7,076	7,506	7,180
Less cruise costs
Commissions, transportation and other	(1,067)	(1,162)	(1,141)
Onboard and other	(225)	(236)	(228)
	(1,292)	(1,398)	(1,369)
Net passenger ticket revenues	4,193	4,447	4,284
Net onboard and other revenues	1,591	1,661	1,527
Net cruise revenues	$5,784	$6,108	$5,811
ALBDs	37,890,712	37,890,712	37,158,340
Gross revenue yields	$186.76	$198.11	$193.23
% (decrease) increase vs. 2014	(3.3)%	2.5%
Net revenue yields	$152.65	$161.20	$156.39
% (decrease) increase vs. 2014	(2.4)%	3.1%
Net passenger ticket revenue yields	$110.66	$117.36	$115.29
% (decrease) increase vs. 2014	(4.0)%	1.8%
Net onboard and other revenue yields	$41.99	$43.83	$41.10
% increase vs. 2014	2.2%	6.7%

Consolidated gross and net cruise costs and net cruise costs excluding fuel per ALBD were computed by dividing the gross and net cruise costs and net cruise costs excluding fuel by ALBDs as follows (dollars in millions, except costs per ALBD):

	Six Months Ended May 31,
	2015	2015 Constant Dollar	2014
Cruise operating expenses	$4,692	$4,951	$5,118
Cruise selling and administrative expenses	1,016	1,074	1,021
Gross cruise costs	5,708	6,025	6,139
Less cruise costs included above
Commissions, transportation and other	(1,067)	(1,162)	(1,141)
Onboard and other	(225)	(236)	(228)
Gains on ship sales and ship impairment, net	4	4	15
Restructuring expenses	(7)	(9)	—
Net cruise costs	4,413	4,622	4,785
Less fuel	(650)	(650)	(1,050)
Net cruise costs excluding fuel	$3,763	$3,972	$3,735
ALBDs	37,890,712	37,890,712	37,158,340
Gross cruise costs per ALBD	$150.64	$159.01	$165.20
% decrease vs. 2014	(8.8)%	(3.7)%
Net cruise costs per ALBD	$116.45	$121.98	$128.77
% decrease vs. 2014	(9.6)%	(5.3)%
Net cruise costs excluding fuel per ALBD	$99.28	$104.81	$100.50
% (decrease) increase vs. 2014	(1.2)%	4.3%

Non-GAAP fully diluted earnings per share was computed as follows (in millions, except per share data):

	Six Months Ended May 31,
	2015	2014
Net income - diluted
U.S. GAAP net income	$271	$78
(Gains) on ship sales and ship impairment, net	(4)	(15)	(a)
Restructuring expenses	7	—
Unrealized losses on fuel derivatives, net	78	7
Non-GAAP net income	$352	$70
Weighted-average shares outstanding - diluted	780	778

Earnings per share - diluted
U.S. GAAP earnings per share	$0.35	$0.10
(Gains) on ship sales and ship impairment, net	(0.01)	(0.02)	(a)
Restructuring expenses	0.01	—
Unrealized losses on fuel derivatives, net	0.10	0.01
Non-GAAP earnings per share	$0.45	$0.09

(a)	Represents a $37 million gain from the sale of Costa Voyager, partially offset by an impairment charge of $22 million related to Grand Celebration.

Net cruise revenues decreased slightly by $27 million, and remained at $5.8 billion in both 2015 and 2014. The slight decrease was caused by the currency impact, which accounted for $324 million.
This decrease in net cruise revenues was partially offset by:

•	$182 million - 3.1% increase in constant dollar net revenue yields and

•	$115 million - 2.0% capacity increase in ALBDs.
The 3.1% increase in net revenue yields on a constant dollar basis was due to a 6.7% increase in net onboard and other revenue yields and a 1.8% increase in net passenger ticket revenue yields.
The 6.7% increase in net onboard and other revenue yields was caused by a 6.4% increase from our North America brands and a 4.0% increase from our EAA brands.
The 1.8% increase in net passenger ticket revenue yields was caused by a 2.6% increase from our North America brands and a slight increase from our EAA brands. The increase in net passenger ticket revenue yields was driven primarily by improvements in Caribbean, Mediterranean and North European itineraries, partially offset by unfavorable foreign currency transactional impacts.
Gross cruise revenues decreased by $104 million, or 1.4%, to $7.1 billion in 2015 from $7.2 billion in 2014 for largely the same reasons as discussed above.
Net cruise costs excluding fuel increased slightly by $28 million to $3.8 billion in 2015 from $3.7 billion in 2014.
The slight increase in net cruise costs excluding fuel was caused by:

•	$163 million - 4.3% increase in constant dollar net cruise costs excluding fuel per ALBD and

•	$74 million - 2.0% capacity increase in ALBDs.
These increases in net cruise costs excluding fuel were partially offset by the currency impact, which accounted for $209 million.
The 4.3% increase in constant dollar net cruise costs excluding fuel per ALBD was primarily due to higher dry-dock expenses, which accounted for $101 million.
Fuel costs decreased by $400 million, or 38%, to $650 million in 2015 from $1.0 billion in 2014.
This decrease was caused by:

•	$394 million - lower fuel prices and

•	$27 million - lower fuel consumption per ALBD.
These decreases in fuel costs were partially offset by our 2.0% capacity increase in ALBDs, which accounted for $21 million.
Gross cruise costs decreased by $431 million, or 7.0%, to $5.7 billion in 2015 from $6.1 billion in 2014 for principally the same reasons as discussed above.

Liquidity, Financial Condition and Capital Resources

Our primary financial goals are to profitably grow our cruise business and increase our return on invested capital ("ROIC"), reaching double digit returns in the next three to four years, while maintaining a strong balance sheet. (We define ROIC as the twelve month non-GAAP earnings before interest divided by the monthly average of debt plus equity minus construction-in-progress). Our ability to generate significant operating cash flows allows us to internally fund our capital investments. Our goal is to return excess free cash flows to our shareholders in the form of additional dividends and/or share buybacks. In addition, we are committed to maintaining our strong investment grade credit ratings, which are among the highest in the leisure travel industry. Other objectives of our capital structure policy are to maintain a sufficient level of liquidity with our available cash and cash equivalents and committed financings for immediate and future liquidity needs, and a reasonable debt maturity profile that is spread out over a number of years.
Based on our historical results, projections and financial condition, we believe that our future operating cash flows and liquidity will be sufficient to fund all of our expected capital projects including shipbuilding commitments, ship improvements, debt service requirements, working capital needs and other firm commitments over the next several years. We believe that our ability to generate significant operating cash flows and our strong balance sheet as evidenced by our investment grade credit ratings provide us with the ability in most financial credit market environments to obtain debt financing, as needed. Our future operating cash flows and our ability to issue debt can be adversely impacted by numerous factors outside our control including, but not limited to, those noted under “Cautionary Note Concerning Factors That May Affect Future Results.” If our long-term senior unsecured credit ratings were to be downgraded or assigned a negative outlook, our access to and cost of debt financing may be negatively impacted.
At May 31, 2015, we had a working capital deficit of $6.2 billion. This deficit included $3.9 billion of current customer deposits, which represent the passenger revenues already collected for cruises departing over the next twelve months and, accordingly, are substantially more like deferred revenue balances rather than actual current cash liabilities. Our May 31, 2015 working capital deficit also included $1.6 billion of current debt obligations. We continue to generate significant cash from operations and have a strong balance sheet. This strong balance sheet provides us with the ability to refinance our current debt obligations before, or as they become due, in most financial credit market environments. We also have our revolving credit facilities available to provide long-term rollover financing should the need arise, or if we choose to do so. After excluding current customer deposits and current debt obligations from our May 31, 2015 working capital deficit balance, our non-GAAP adjusted working capital deficit was $676 million. Our business model, along with our strong balance sheet and unsecured revolving credit facilities, allows us to operate with a working capital deficit and still meet our operating, investing and financing needs. We believe we will continue to have working capital deficits for the foreseeable future.
At November 30, 2014, the U.S. dollar was $1.56 to sterling, $1.25 to the euro and $0.85 to the Australian dollar. Had these November 30, 2014 currency exchange rates been used to translate our May 31, 2015 non-U.S. dollar functional currency operations’ assets and liabilities instead of the May 31, 2015 U.S. dollar exchange rates of $1.53 to sterling, $1.10 to the euro and $0.76 to the Australian dollar, our total assets would have been higher by $1.4 billion and our total liabilities would have been higher by $725 million.

Sources and Uses of Cash

Operating Activities
Our business provided $2.3 billion of net cash from operations during the six months ended May 31, 2015, an increase of $613 million, or 37%, compared to $1.7 billion for the same period in 2014. This increase was caused by more cash being provided from our operating results and an increase in customer deposits, partially offset by more cash being used for our other working capital needs.
Investing Activities
During the six months ended May 31, 2015, net cash used in investing activities was $1.4 billion. This was caused by our expenditures for capital projects, of which $685 million was spent on our ongoing new shipbuilding program, primarily for P&O Cruises (UK)'s Britannia. In addition to our new shipbuilding program, we had capital expenditures of $585 million for ship improvements and replacements and $110 million for information technology, buildings and improvements and other assets. Furthermore, during the six months ended May 31, 2015 we received cash installments of $25 million from the sales of Ocean Princess, Seabourn Legend and Seabourn Spirit. Finally, we paid $95 million of fuel derivative settlements.
During the six months ended May 31, 2014, net cash used in investing activities was $1.3 billion. This was caused by our expenditures for capital projects, of which $782 million was spent on our ongoing new shipbuilding program, principally for Regal Princess. In addition to our new shipbuilding program, we had capital expenditures of $398 million for ship improvements and replacements and $150 million for information technology, buildings and improvements and other assets. Furthermore, during the six months ended May 31, 2014, we sold Costa Voyager and received $42 million in cash proceeds.
Financing Activities
During the six months ended May 31, 2015, net cash used in financing activities of $861 million was substantially due to the following:

•	repaid a net $357 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $584 million of long-term debt;

•	borrowed $472 million of long-term debt under an export credit facility and

•	paid cash dividends of $388 million.
During the six months ended May 31, 2014, net cash used in financing activities of $519 million was substantially due to the following:

•	borrowed a net $448 million of short-term borrowings in connection with our availability of, and needs for, cash at various times throughout the period;

•	repaid $1.4 billion of long-term debt, including early repayments of $339 million of two bank loans and $409 million of two export credit facilities;

•	borrowed $829 million of new long-term debt under an export credit facility and a bank loan and

•	paid cash dividends of $388 million.

Future Commitments and Funding Sources

Our contractual cash obligations as of May 31, 2015 have changed compared to November 30, 2014 primarily as a result of our debt borrowings and repayments and new ship payments as noted above under “Sources and Uses of Cash.”
The year-over-year percentage increase in our capacity is expected to be 0.6% for the third quarter of 2015 and 3.3% for the fourth quarter of 2015. The year-over-year percentage increase in our annual capacity is currently expected to be 2.0% in 2015, 3.7% in 2016, 3.5% in 2017 and 2.0% in 2018. These percentage increases are expected to result primarily from contracted new ships entering service. These increases are partially offset by Seabourn Pride (April 2014), Costa Celebration (December 2014), Grand Holiday (January 2015), Seabourn Legend (April 2015) and Seabourn Spirit (May 2015) having left the fleet and Ocean Princess leaving the fleet in March 2016.
At May 31, 2015, we had liquidity of $4.9 billion. Our liquidity consisted of $60 million of cash and cash equivalents, which excludes $238 million of cash used for current operations, $2.5 billion available for borrowing under our revolving credit facilities, net of our commercial paper borrowings, and $2.4 billion under our committed future financings, which are comprised of ship export credit facilities. Of this $2.4 billion, $0.4 billion is scheduled to be funded in 2015, $1.5 billion in 2016 and $0.5 billion in 2017. At May 31, 2015, our revolving credit facilities are scheduled to mature in 2020. These commitments are from numerous large and well-established banks and export credit agencies, which we believe will honor their contractual agreements with us.
Substantially all of our debt agreements contain financial covenants as described in Note 5 - “Unsecured Debt” in the annual consolidated financial statements, which is included within our 2014 Form 10-K. At May 31, 2015, we believe we were in compliance with our debt covenants. In addition, based on, among other things, our forecasted operating results, financial condition and cash flows, we expect to be in compliance with our debt covenants for the foreseeable future. Generally, if an event of default under any debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt and derivative contract payables could become due, and all debt and derivative contracts could be terminated.

Strategic Memorandums of Agreement

On March 26, 2015, we signed two long-term strategic Memorandums of Agreement (“MOAs”) with Italian shipbuilder, Fincantieri S.p.A., and German shipbuilder, Meyer Werft, that will add a total of nine new cruise ships to our fleet over a four-year period from 2019 through 2022. These MOAs are consistent with our long-term strategy of measured capacity growth over time and are subject to several conditions, including obtaining satisfactory financing.

Pursuant to one of our MOAs discussed above, on June 15, 2015 we signed a multi-billion dollar contract with Meyer Werft to build four next-generation cruise ships to be delivered between 2019 and 2020, each with more than 5,000 lower berths and at a cost per lower berth in line with our existing order book of newbuilds.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our fuel derivatives, hedging strategies and market risks, see the discussion below and “Note 4 - Fair Value Measurements, Derivative Instruments and Hedging Activities” in the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations within our 2014 Form 10-K.

Foreign Currency Exchange Rate Risks

At May 31, 2015 62% and 38% (67% and 33% at November 30, 2014) of our debt was U.S. dollar- and euro-denominated, respectively, including the effect of foreign currency swaps.
During the three months ended February 28, 2015, we entered into foreign currency zero cost collars that are designated as cash flow hedges for a portion of a Princess newbuild's and Seabourn Encore's euro-denominated shipyard payments. The Princess newbuild’s collars mature in March 2017 at a weighted-average ceiling of $590 million and a weighted-average floor of $504 million. The Seabourn Encore’s collars mature in November 2016 at a weighted-average ceiling of $221 million and a weighted-average floor of $185 million. If the spot rate is between the weighted-average ceiling and floor rates on the date of maturity, then we would not owe or receive any payments under these collars.
During the three months ended May 31, 2015, we entered into foreign currency swaps totaling $401 million that are designated as hedges of our net investments in foreign operations, which have a euro-denominated functional currency. These foreign currency swaps settle through September 2019.
We have foreign operations that have functional currencies other than the U.S. dollar, which result in foreign currency translational impacts. Our operations execute transactions in a number of currencies different than their functional currencies, principally the euro, sterling and Australian, Canadian and U.S. dollars, which result in foreign currency transactional impacts. Based on a 10% hypothetical change in all currency exchange rates that were used in our 2015 June guidance, we estimate (including both the foreign currency translational and transactional impacts) that our non-GAAP diluted earnings per share 2015 June guidance would change by the following:

•	$0.25 per share on an annualized basis;

•	$0.18 per share for the remaining two quarters and

•	$0.12 per share for the third quarter.

Fuel Price Risks

At May 31, 2015, the estimated fair value of our outstanding fuel derivative contracts was a $305 million liability.

Item 4. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded, as of May 31, 2015, that they are effective at a reasonable level of assurance, as described above.

B. Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2015, the Alaska Department of Environmental Conservation issued Notices of Violations to all of the major cruise lines who had operated in the state of Alaska, including Carnival Cruise Line, Holland America Line and Princess Cruises, for alleged violations of the Alaska Marine Vessel Visible Emission Standards that occurred over the last several years. We are cooperating with the state of Alaska and conducting our own internal investigation into these matters. However, we do not believe the ultimate outcome will have a significant impact on our results of operations.

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in “Item 1A. Risk Factors,” included in the 2014 Form 10-K, and there has been no material change to these risk factors since the 2014 Form 10-K filing. We wish to caution the reader that the risk factors discussed in “Item 1A. Risk Factors,” included in the 2014 Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause future results to differ materially from those stated in any forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A. Repurchase Authorizations

Our Boards of Directors have authorized, subject to certain restrictions, the repurchase of up to an aggregate of $1 billion of Carnival Corporation common stock and/or Carnival plc ordinary shares (the “Repurchase Program”). The Repurchase Program does not have an expiration date and may be discontinued by our Boards of Directors at any time. During the six months ended May 31, 2015, there were no repurchases of Carnival Corporation common stock or Carnival plc ordinary shares under the Repurchase Program. Since March 2013, the remaining availability under the Repurchase Program has been $975 million.
In addition to the Repurchase Program, the Boards of Directors authorized, in October 2008, the repurchase of up to 19.2 million Carnival plc ordinary shares and, in January 2013, the repurchase of up to 32.8 million shares of Carnival Corporation common stock under the Stock Swap programs described below. At June 23, 2015, the remaining availability under the Stock Swap programs was 18.1 million Carnival plc ordinary shares and 32.0 million shares of Carnival Corporation common stock.
Carnival plc ordinary share repurchases under both the Repurchase Program and the Stock Swap programs require annual shareholder approval. The existing shareholder approval is limited to a maximum of 21.5 million ordinary shares and is valid until the earlier of the conclusion of the Carnival plc 2016 annual general meeting or July 13, 2016. Depending on market conditions and other factors, we may purchase shares of Carnival Corporation common stock and/or Carnival plc ordinary shares under the Repurchase Program and the Stock Swap programs concurrently.

B. Stock Swap Programs

We use the Stock Swap programs in situations where we can obtain an economic benefit because either Carnival Corporation common stock or Carnival plc ordinary shares are trading at a price that is at a premium or discount to the price of Carnival plc ordinary shares or Carnival Corporation common stock, as the case may be. Any realized economic benefit under the Stock Swap programs is used for general corporate purposes, which could include repurchasing additional stock under the Repurchase Program.
In the event that Carnival Corporation common stock trades at a premium to Carnival plc ordinary shares, we may elect to issue and sell shares of Carnival Corporation common stock through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase Carnival plc ordinary shares in the UK market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in October 2008, Carnival Corporation was authorized to issue and sell up to 19.2 million shares of its common stock in the U.S. market and had 18.1 million shares remaining at June 23, 2015. Any sales of Carnival Corporation shares have been or will be registered under the Securities Act of 1933.
In the event that Carnival Corporation common stock trades at a discount to Carnival plc ordinary shares, we may elect to sell existing ordinary shares of Carnival plc, with such sales made by Carnival Corporation or Carnival Investments Limited, a subsidiary of Carnival Corporation, through a sales agent, from time to time at prevailing market prices in ordinary brokers’ transactions, and use the sale proceeds to repurchase shares of Carnival Corporation common stock in the U.S. market on at least an equivalent basis. Based on an authorization provided by the Board of Directors in January 2013, Carnival Corporation or Carnival Investments Limited was authorized to sell up to 32.8 million Carnival plc ordinary shares in the UK market and had 32.0 million shares remaining at June 23, 2015. Any sales of Carnival plc ordinary shares have been or will be registered under the Securities Act of 1933.
During the six months ended May 31, 2015, no Carnival Corporation common stock or Carnival plc ordinary shares were sold or repurchased under the Stock Swap programs.
Change in UK Tax Law
The following information is provided to update the prospectus of Carnival plc, dated January 31, 2013 (the “Carnival plc Prospectus”), related to the Stock Swap programs for a change in UK tax law.
The government of the UK introduced a new statutory residence test effective from April 6, 2013, which replaced the existing rules on residence and abolished the concept of ordinary residence.
Under the current rules, a U.S. Holder who is an individual and who is not resident in the UK will not generally be subject to UK taxation of capital gains on the disposal or deemed disposal of our shares unless they are carrying on a trade, profession or vocation in the UK through a branch or agency in connection with which our shares are used, held or acquired.
A U.S. Holder who is an individual, who has ceased to be resident for tax purposes in the UK or is treated as resident outside the UK for purposes of the double tax treaty (“Treaty non-resident”) for a period of five years or less (or, for departures before April 6, 2013, ceases to be resident or ordinarily resident or becomes Treaty non-resident for a period of less than five years) and who disposes of all or part of his shares during that period may be liable for capital gains tax on his return to the UK, subject to any available exemptions or reliefs.
As used in the preceding paragraphs, the term “U.S. Holder” has the meaning given to it in the Carnival plc Prospectus.

Item 6.	Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference			Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

Articles of incorporation and by-laws

3.1	Third Amended and Restated Articles of Incorporation of Carnival Corporation.	8-K	3.1	4/17/2003
3.2	Third Amended and Restated By-Laws of Carnival Corporation.	8-K	3.1	4/20/2009
3.3	Articles of Association of Carnival plc.	8-K	3.3	4/20/2009
3.4	Memorandum of Association of Carnival plc.	8-K	3.2	4/20/2009

Material Contracts

10.1*	Form of Carnival Corporation Performance-Based Restricted Stock Unit Agreement for the Carnival Corporation 2011 Stock Plan.				X
10.2*	Form of Carnival plc Performance-Based Restricted Stock Unit Agreement for the Carnival plc 2014 Employee Share Plan.				X
10.3*	Carnival Corporation & plc Management Incentive Plan (adopted 2015).				X

Statement regarding computations of ratios

12	Ratio of Earnings to Fixed Charges.				X

Consents of experts and counsel

23.1	Consent of Independent Registered Certified Public Accounting Firm.				X

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Carnival Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of President and Chief Executive Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Chief Financial Officer of Carnival plc pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Section 1350 Certifications

32.1**	Certification of President and Chief Executive Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Chief Financial Officer of Carnival Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3**	Certification of President and Chief Executive Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.4**	Certification of Chief Financial Officer of Carnival plc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Interactive Data File

101
The consolidated financial statements from Carnival Corporation & plc’s joint Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, as filed with the Securities and Exchange Commission on July 1, 2015 formatted in XBRL, are as follows:

	(i) the Consolidated Statements of Income for the three and six months ended May 31, 2015 and 2014;	X
	(ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2015 and 2014;	X
	(iii) the Consolidated Balance Sheets at May 31, 2015 and November 30, 2014;	X
	(iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and 2014 and	X
	(v) the notes to the consolidated financial statements, tagged in summary and detail.	X

*	Indicates a compensation plan.
**	These items are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL CORPORATION	CARNIVAL PLC

By:/s/ Arnold W. Donald	By:/s/ Arnold W. Donald
Arnold W. Donald	Arnold W. Donald
President and Chief Executive Officer	President and Chief Executive Officer

By:/s/ David Bernstein	By:/s/ David Bernstein
David Bernstein	David Bernstein
Chief Financial Officer	Chief Financial Officer

Date: July 1, 2015	Date: July 1, 2015