Form 10-Q/A
period 2015-05-31
CARNIVAL PLC
filed 2015-07-02
CIK 1125259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #1

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

Explanatory Note
On July 1, 2015, Carnival plc filed its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2015 (the “Original Form 10-Q”). The Original Form 10-Q was filed without the required XBRL files attached. This amendment corrects the Original Form 10-Q to include the required XBRL files. No other changes, revisions or updates were made to the original amended filing.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARNIVAL PLC

By:/s/ Arnold W. Donald
Arnold W. Donald
President and Chief Executive Officer

By:/s/ David Bernstein
David Bernstein
Chief Financial Officer

Date: July 2, 2015

3